Form 10QSB
period 1996-03-31
DIGITAL TRANSMISSION SYSTEMS INC \DE\
filed 1996-05-15
CIK 1005179

==========================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

             {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1996

             { }TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period From ____to____
                              ____________________

                         Commission File Number 1-14198

                       DIGITAL TRANSMISSION SYSTEMS, INC.
       (Exact name of small business issuer as specified in its charter)


           DELAWARE                                             58-2037949
 (State or other jurisdiction of                            (I.R.S. Employer
     incorporation or organization)                          Identification No.)

           3000 NORTHWOODS PARKWAY, BUILDING 330, NORCROSS, GA 30071
 (Address of principal executive office)                     (Zip Code)


                                 (770) 798-1300
                (Issuer's telephone number, including area code)

                                 NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes { }   No {x}

The number of shares outstanding of the registrant's common stock as of April 30, 1996 was 3,920,700

Transitional Small Business Disclosure Format (check one):   Yes { }   No {x}
=============================================================================

                       DIGITAL TRANSMISSION SYSTEMS INC.
                                  FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1996

                                     INDEX

                                                                      PAGE
PART 1.   FINANCIAL INFORMATION                                      NUMBER


Item 1    Financial Statements:

          Balance Sheets at March 31, 1996 and June 30, 1995           3

          Statement of Operations for the Three and Nine Months
          ended March 31, 1996 and 1995                                4

          Statement of Cash Flows for the Nine Months Ended
          March 31, 1996 and 1995                                      5

          Notes to Financial Statements                                6

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                7

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders         13

Item 6.   Exhibits and Reports on Form 8-K                            13

                         PART 1. FINANCIAL INFORMATION

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               March 31, 1996      June 30, 1995
                                                               --------------      -------------
ASSETS                                                          (Unaudited)          (Audited)
Current Assets:
     Cash and cash equivalents                                   $ 3,254              $1,357
     Short-term investments                                        3,000                   -
     Accounts receivable, less allowance for doubtful
      accounts of $0 and $0                                        2,498               1,882
     Income tax refund receivable                                      -                 141
     Inventories                                                   1,745               1,393
     Prepaid expenses and other assets                               212                 168
     Deferred tax asset                                              226                 226
                                                                --------              ------
              Total current assets                                10,935               5,167
Property and equipment, less accumulated
     depreciation of $827 and $559                                   267                 335
Deferred tax asset                                                    59                  59
Intangible assets, less accumulated amortization of $22              178                   -
Other assets                                                          17                  36
                                                                --------              ------
                                                                $ 11,456              $5,597
                                                                ========              ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                               $  1,697              $  606
 Accrued liabilities                                                 931                 384
 Accrued dividends                                                                       465
 Line of credit                                                        -                 450
                                                                --------              ------
            Total current liabilities                              2,628               1,905
                                                                --------              ------
Redeemable preferred stock, at liquidation value, par
  value $.01 per share; 6,735,003 shares authorized; 0
  and 1,813,289 shares issued and outstanding                          -               3,385
                                                                --------              ------
 Stockholders' equity (deficit)
  Common stock -- $.01 par value; 15,000,000 shares
   authorized; 3,770,000 and 772,001 shares issued
   and outstanding                                                    38                  88
  Additional paid-in capital                                       8,806                 299
  Common stock warrants                                            1,402                   -
  Unearned compensation                                             (204)                  -
  Accumulated earnings (deficit)                                  (1,214)                  -
                                                                --------              ------
                                                                   8,828                 307
                                                                --------              ------
Commitments and contingencies                                          -                   -
                                                                --------              ------
                                                                $ 11,456              $5,597
                                                                ========              ======

The accompanying notes are an integral part of these financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                            STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                    Three Months Ended                 Nine Months Ended
                                                         March 31,                         March 31,
                                                  ----------------------            ------------------------
                                                    1996           1995               1996             1995
                                                  -------        -------            ---------         ------
Net sales                                           3,210           2,976               7,851          7,264
Cost of sales                                       1,879           1,349               4,467          3,378
                                                  -------         -------           ---------         ------
     Gross profit                                   1,331           1,627               3,384          3,886
Selling, general and administrative expenses          909             826               2,812          2,201
Product development costs                             642             504               1,791          1,387
                                                  -------         -------           ---------         ------
     Operating Profit (Loss)                         (220)            297              (1,219)           298
Amortization of goodwill                               17              45                  40            156
Interest income                                       (38)            (16)               (100)           (47)
Interest expense                                       18              12                  55             15
Other income                                            -               -                   -            (19)
                                                  -------        --------           ---------         ------
     Income (loss) before income taxes               (217)            256              (1,214)           193
Income tax expense (benefit)                            -               -                   -              -
                                                  -------        --------           ---------         ------
     Net income (loss)                               (217)            256              (1,214)           193
Accretion of redemption value and dividends
     accrued on redeemable preferred stock              -              80                 169            237
                                                  -------        --------           ---------         ------
     Net income (loss) attributable to common
     stockholders                                 $  (217)       $    176           $  (1,383)        $  (44)
                                                  =======        ========           =========         ======
Pro forma weighted average number of
common and common share equivalents
outstanding                                         2,723           2,955               2,790          2,935

Pro forma unaudited net income (loss)
  per share:
     Net income (loss)                            $  (217)       $    256           $  (1,214)        $  193
                                                  =======        ========           =========         ======
     Net income (loss) per common share           $ (0.08)       $    .09           $   (0.44)        $  .07
                                                  =======        ========           =========         ======

The accompanying notes are an integral part of these financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                 Nine Months Ended
                                                                                      March 31,
                                                                         ---------------------------------
                                                                         1996                       1995
                                                                        ------                     -------
Cash flows from operating activities                                  $ (1,214)                    $   193
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
   Depreciation and amortization of property and equipment                 268                         135
   Amortization of goodwill                                                 22                         201
   Compensation expense on shares granted under stock
     incentive plan                                                         65                           -
   Cancellation of shares granted under stock incentive plan                 _                         (45)
   Changes in assets and liabilities
     Accounts receivable                                                  (616)                        732
     Income tax refund receivable                                          141                         218
     Inventories                                                          (352)                       (625)
     Prepaid expenses and other assets                                     (25)                       (106)
     Accounts payable                                                      891                         176
     Accrued liabilities                                                   547                         (78)
                                                                      --------                     -------
         Net cash provided by (used in) operating activities              (273)                        801
                                                                      --------                     -------
Cash flows from investing activities
     Purchases of property and equipment                                  (200)                       (299)
     Purchases of short-term investments                                (3,000)                          -
                                                                      --------                     -------
     Net cash used by investing activities                              (3,200)                       (299)
                                                                      --------                     -------
Cash flows from financing activities
     Borrowings under line of credit agreement                               -                         (50)
     Repayments under line of credit agreement                            (450)                          0
     Issuance of common stock                                                2                          47
     Issuance of common stock and warrant units                          6,018                           -
     Payment of preferred stock dividends                                 (200)                          -
                                                                      --------                     -------
         Net cash provided by (used in)
         financing activities                                            5,370                          (3)
                                                                      --------                     -------
Increase (decrease) in cash and cash equivalents                         1,897                         499
Cash and cash equivalents, beginning of period                           1,357                       1,192
                                                                      --------                     -------
Cash and cash equivalents, end of period                              $  3,254                     $ 1,691
                                                                      ========                     =======

Supplemental disclosures of cash flow information
     Cash paid during the period for interest                               55                          15
     Cash paid during the period for income taxes                            -                          10

Supplemental disclosure of non-cash investing and
     financing activities
     Note issued for purchase of SKYPLEX                                   200                           -
     Preferred stock converted into common stock                         3,496                           -
     Common stock exchanged for preferred stock dividends                  323                           -
     Shares granted under stock incentive plan                             269                           -




The accompanying notes are an integral part of these financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996

1.  DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Digital Transmission Systems, Inc. (the "Company") designs, manufactures, markets and services a broad range of products for the telecommunications industry. The Company's primary customers are long distance carriers and wireless service providers. The Company's products, consisting of proprietary software and hardware modules, facilitate the control, monitoring and efficient transmission of high-speed digital information through public or private telecommunications networks.

     The accompanying financial statements are unaudited; however in the opinion of management, such interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. These statements should be read in conjunction with the Company's Registration Statement on Form SB-2.

     There have been no changes to the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of the Notes to Financial Statements in the Company's Registration Statement on Form SB-2.

2. INCOME/(LOSS) PER COMMON SHARE

     Net income/(loss) per share is computed using the weighted average number of outstanding shares of common stock and common stock equivalents (when dilutive). Common stock equivalents consist of the Company's common stock issuable upon the exercise of stock options and warrants using the treasury stock method.

     Pro forma weighted average shares outstanding gives effect to (i) the conversion of all outstanding shares of Preferred Stock into an equal number of shares of common stock, (ii) the conversion of $327,000 of accrued dividends into approximately 69,000 shares of common stock, and (iii) the weighted average of 1,070,000 shares sold in the initial public offering.

3. SUBSEQUENT EVENT

     On April 17, 1996 the Company sold 150,700 units, each of which included one share of common stock and one warrant to purchase one share of common stock, pursuant to an exercise of the underwriter's over-allotment option. The proceeds from the exercise of the over-allotment option, net of underwriting discounts and commissions and after deducting expenses related to the exercise, were approximately $1.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Digital Transmission Systems, Inc. (DTS) designs, manufactures, markets and services a broad range of telecommunications products worldwide. The Company's primary customers are long distance carriers and wireless service providers. The Company's products, consisting of proprietary software and hardware modules, facilitate the control, monitoring and efficient transmission of high-speed digital information through public or private telecommunications networks.

DTS has been and currently is a major supplier for T1 and T3 network control systems to MCI and T1 network control systems to Sprint. Sales to MCI have been significant in each of the last four fiscal years, accounting for 84% for the year ended June 30, 1995, down from 90% in the previous year. The Company's strategy for the past two years, while maintaining its established relationships with MCI and Sprint, has been to leverage its technology and develop new network access products and sales channels for domestic and international markets. As part of that strategy, the Company has focused its direct sales force on the wireless infrastructure market in the US and has engaged resellers for the telecommunications markets of developing countries in Latin America, Asia and Eastern Europe. The result of this marketing strategy is reflected in the growth in sales of the newer network access products - FlexT1/E1 and FlexAir/SKYPLEX.

During the third quarter of fiscal 1996, DTS entered into a multi-year contract with a major PCS (Personal Communications Services) service provider to supply equipment for several of its largest MTA's (Major Trading Areas) in the United States. The contract provides for cell site network access and interconnect equipment including FlexT1/E1, as well as the Company's CNCS (Communications Network Control System) for the provider's local and nationwide network control and surveillance. The Company also benefited from the signing of several Latin American and Asian reseller agreements and from a sizable order with a cellular provider in Latin America for the FlexAir and SKYPLEX product lines.

Also during the third quarter, the Company completed an initial public offering of its securities which was declared effective on March 4, 1996. The offering consisted of 1,070,000 units at $7.50 per unit, each of which included one share of common stock and one warrant to purchase one share of common stock at $9.00 per share (120% of the offering price.) Additionally, on April 17, 1996 the Underwriter exercised its overallotment option for the purchase of another 150,700 units. The net proceeds of the offering, approximately $7 million, will be used primarily to fund product development and expand sales and marketing efforts.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995

     The following table sets forth certain financial data derived from the Company's statement of operations for the three months ended March 31, 1996 and March 31, 1995.

                                          Three Months Ended        Three Months Ended
                                            March 31, 1996            March 31, 1995
                                          ------------------       --------------------
                                             $ % of Sales             $ % of Sales
                                                       (In thousands)
Net Sales                                 $3,210      100%           $2,976     100%
Gross Profit                               1,331       41             1,627      55
Product Development                          642       20               504      17
Selling, General and Administrative          909       28               826      28
Net Profit (Loss)                           (217)     (7)               256       9

     Net Sales. Net sales increased by 8%, to $3,210,000, the Company's new historic high for quarterly sales, for the three months ended March 31, 1996 from $2,976,000 for the three months ended March 31, 1995. The sales mix, and the corresponding percentage of total sales of the Company's products, is set forth in the chart below:

                                          Three Months Ended        Three Months Ended
                                            March 31, 1996             March 31, 1995
                                          ------------------        ------------------
                                            $ % of Sales                $ % of Sales
                                                     (In  thousands)
MCI Network Control                       $1,975        62%        2,682         90%
Other Network Control                         97         3            66          2
FlexT1/E1                                    789        24           172          6
FlexAir/SKYPLEX                              287         9             0          0
DIV Modem                                     30         1            42          1
Other Products                                30         1            14          1
                                          ------       ---        ------        ---
                                          $3,210       100%       $2,976        100%
                                          ======       ===        ======        ===

For the three months ended March 31, 1996 and 1995, MCI accounted for 62% and 90% of net sales, respectively. Results for the three months ended March 31, 1996 reflect a shift in product mix to the Company's newer products-FlexT1/E1 and FlexAir/SKYPLEX. The Company's recently developed FlexT1/E1 product accounted for 24% of sales for the three months ended March 31, 1996, as compared to 6% for the three months ended March 31, 1995. The FlexAir/SKYPLEX product sales were augmented by the addition of the SKYPLEX product line in December 1995. The FlexAir/SKYPLEX line accounted for 9% of sales for the three months ended March 31, 1996 reflecting sales to markets in Latin America and Asia. There were no FlexAir/SKYPLEX product sales for the three months ended March 31, 1995.

     GROSS PROFIT. Cost of sales consists of component costs, compensation costs and the overhead costs related to the production and shipping of the Company's products, along with the support and warranty expense associated with such products. Gross profit decreased by 18%, to $1,331,000 for the three months ended March 31, 1996 from $1,627,000 for the three months ended March 31, 1995. As a percentage of sales, gross profit decreased to 41% for the three months ended March 31, 1996, from 55% for the three months ended March 31, 1995. This decrease was primarily due to the lower margin FlexT1/E1 and FlexAir/SKYPLEX products comprising a larger percentage of total sales. In the telecommunications industry, economies of scale are generally realized as a product line grows. For the SKYPLEX product line, the Company purchases modules for this product from other companies and repackages it under the DTS name. As a result, the Company expects to continue to experience lower margins on the SKYPLEX products than on its internally engineered and manufactured products.

     PRODUCT DEVELOPMENT. Product development expenses consist of personnel costs, consulting, prototyping, supplies and depreciation expenses. Product development expenses increased by 27%, to $642,000 for the three months ended March 31, 1996 from $504,000 for the three months ended March 31, 1995. This increase resulted from increased engineering investment in new products for the FlexT1/E1 and FlexAir product lines. Management expects that this trend of increasing product development expense will continue as the Company further develops its product lines.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling expenses consist primarily of compensation costs for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expenses consist primarily of compensation expenses for administrative and finance personnel, as well as accounting, legal and consulting fees. Selling, general and administrative expenses increased by 10%, to $909,000 for the three months ended March 31, 1996 from $826,000 for the three months ended March 31, 1995. Selling expenses increased by 19%, to $725,000 for the three months ended March 31, 1996 from $609,000 for the three months ended March 31, 1995. This increase was due primarily to the hiring of international sales staff and expansion of the Company's international sales and marketing efforts. Management expects to continue to expand the Company's international and domestic sales and marketing effort and intends to increase the Company's sales and marketing expenditures. General and administrative expenses decreased by 15%, to $184,000 for the three months ended March 31, 1996 from $217,000 for the three months ended March 31, 1996. This decrease primarily reflects reduced salary expenses.

     NET LOSS. Net loss increased to $217,000 for the three months ended March 31, 1996 from a net profit of $256,000 for the three months ended March 31, 1995. This increase was caused primarily by changes in product sales mix and planned increases in product development and sales and marketing expenses.

NINE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995

     The following table sets forth certain financial data derived from the Company's statement of operations for the nine months ended March 31, 1996 and March 31, 1995.


                                            Nine Months Ended             Nine Months Ended
                                              March 31, 1996               March 31, 1995
                                         ----------------------         ---------------------
                                            $       % of Sales             $      % of Sales
                                                            (In thousands)
Net Sales                                $ 7,851       100%             $7,264        100%
Gross Profit                               3,384        43               3,886         53
Product Development                       1, 791        23               1,387         19
Selling, General and Administrative        2,812        35               2,201         30
Net Profit (Loss)                         (1,214)      (15)                193          3



     Net Sales. Net sales increased by 8%, to $7,851,000 for the nine months ended March 31, 1996 from $7,264,000 for the nine months ended March 31, 1995. The sales mix, and the corresponding percentage of total sales of the Company's products, is set forth in the chart below:


                                            Nine Months Ended             Nine Months Ended
                                              March 31, 1996                March 31, 1995
                                            ---------------------         -------------------
                                            $         % of sales           $      % of sales
                                                            (In thousands)
MCI Network Control                        $5,268          67%              6,082       84%
Other Network Control                         482           6                 167        2
FlexT1/E1                                   1,294          17                 332        4
FlexAir/SKYPLEX                               423           5                   0        0
DIV Modem                                     271           3                 628        9
Other Products                                113           2                  55        1
                                           ------         ---              ------      ---
                                           $7,851         100%             $7,264      100%
                                           ======         ===              ======      ===

For the nine months ended March 31, 1996 and 1995, MCI accounted for 67% and 84% of net sales, respectively. Sales to Wiltron Company, an OEM account selling the Company's Other Network Control equipment, accounted for 6% of sales for the nine months ended March 31, 1996 and 2% for the nine months ended March 31, 1995. The Company's recently developed FlexT1/E1 product accounted for 17% of sales for the nine months ended March 31, 1996, as compared to 4% for the nine months ended March 31, 1996. The FlexAir/SKYPLEX product sales were augmented by the addition of the SKYPLEX product line in December 1995. The FlexAir/SKYPLEX line accounted for 5% of sales for the nine months ended March 31, 1996. There were no FlexAir/SKYPLEX product sales for the nine months ended March 31, 1995.

     GROSS PROFIT. Gross profit decreased by 13%, to $3,384,000 for the nine months ended March 31, 1996 from $3,886,000 for the nine months ended March 31, 1995. As a percentage of sales, gross profit decreased to 43% for the nine months ended March 31, 1996, from 53% for the nine months ended March 31, 1995. This decrease was primarily due to lower margin FlexT1/E1 and FlexAir/SKYPLEX products comprising a larger percentage of total sales. In the telecommunications industry, economies of scale are generally realized as a product line grows. For the SKYPLEX product line, the Company purchases modules for this product from other companies and repackages it under the DTS name. As a result, the Company expects to continue to experience lower margins on the SKYPLEX products than on its internally engineered and manufactured products.

     PRODUCT DEVELOPMENT. Product development expenses increased by 29%, to $1,791,000 for the nine months ended March 31, 1996 from $1,387,000 for the nine months ended March 31, 1995. This increase resulted from increased engineering investment in new products for the FlexT1/E1 and FlexAir product lines. Management expects that this trend of increasing Product Development expense will continue as the Company further develops its product lines.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by 28%, to $2,812,000 for the nine months ended March 31, 1996 from $2,201,000 for the nine months ended March 31, 1995. Selling expenses increased by 36%, to $2,238,000 for the nine months ended March 31, 1996 from $1,642,000 for the nine months ended March 31, 1995. This increase was due primarily to the addition of sales and marketing personnel as the Company focused on penetrating new markets and obtaining new customers, and began to expand its sales and marketing coverage of the international marketplace. Management expects to continue to expand the Company's sales and marketing effort and intends to increase the Company's sales and marketing expenditures. General and administrative expenses increased by 3%, to $574,000 for the nine months ended March 31, 1996 from $559,000 for the nine months ended March 31, 1996. This increase primarily reflects increased compensation expense.

     Net Loss. Net loss increased to $1,214,000 for the nine months ended March 31, 1996 from a net profit of $193,000 for the nine months ended March 31, 1995. This increase was caused primarily by changes in product sales mix and planned increases in product development and sales and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company recently raised approximately $7.0 million in its initial public offering. The proceeds will be used primarily to fund product development and expand sales and marketing efforts. At March 31, 1996, the Company had approximately $6.3 million in cash and short-term investments.

The Company has a bank line of credit in place with SunTrust Bank, Atlanta which makes available $1,200,000 in borrowings secured by the Company's accounts receivable and other assets. At March 31, 1996, there were no outstanding borrowings on the line of credit. A commitment fee of one quarter of one percent is due on the unused portion of the facility. The line of credit agreement expires on October 31, 1996.

For the nine months ended March 31, 1996, the Company used $273,000 in cash from operating activities as compared to generating $801,000 for the same period the previous year. This change of $1,074,000 was primarily due to the decreased earnings ($1,407,000) for the nine months ended March 31, 1996 as compared to the nine months ended March 31, 1995. The decrease in earnings was partially offset by $269,000 generated from the reduction of working capital requirements.

The Company purchased $200,000 and $299,000 of property, plant and equipment during the nine months ended March 31, 1996 and 1995, respectively. The Company expects to significantly increase its level of capital spending in the near term as its prepares for additional product development expenditures. The Company also purchased $3,000,000 of short-term investments using proceeds from the public offering during the period ended March 31, 1996. There were no such purchases of investments during the same period of the previous year.

The Company expects its cash balances will be sufficient to fund its currently anticipated level of losses and capital expenditures for the next twelve months.

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective March, 1996, prior to the Company's initial public offering of its units, the stockholders of the Company, acting by consent in lieu of a special meeting of stockholders, approved the following:

     1. Amendment and Restatement of the Company's Certificate of Incorporation

     2. The Company's 1996 Incentive Compensation Plan

     3. Amendment of the Company's Stockholders Agreement



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER                    DESCRIPTION OF EXHIBITS

10.1                      Employment agreement with Andres C. Salazar

10.2                      Employment agreement with Thomas C. Mock

10.3                      Employment agreement with Marlin H. Nelson

10.4                      Employment agreement with Bobby G. Boykin

27                        Financial Data Schedule (for SEC use only)

(B) REPORTS ON FROM 8-K

The registrant did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Digital Transmission Systems, Inc.



Date: May 9, 1996                      By: /s/ Andres C. Salazar
                                           -----------------------------------
                                           Andres C. Salazar, President and
                                           Chief Executive Officer


Date: May 9, 1996
                                       By: /s/ Donald L. Aldridge
                                           -----------------------------------
                                           Donald L. Aldridge, Chief Financial
                                           Officer, Vice President of Finance
                                           and Administration (Principal
                                           Financial Officer and Principal
                                            Accounting Officer)