Form 10KSB
period 1996-06-30
DIGITAL TRANSMISSION SYSTEMS INC \DE\
filed 1996-09-30
CIK 1005179

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

             {x}  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended June 30, 1996

            { } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From _____ to ____

                           ------------------------

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


         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                            NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                 WHICH REGISTERED
            -------------------      ---------------------------------------
                   Units             Philadelphia and Boston Stock Exchanges
               Common Stock          Philadelphia and Boston Stock Exchanges
                  Warrants           Philadelphia and Boston Stock Exchanges

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     Common Stock, Warrants and Units
                              (Title of Class)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Total revenues for the registrant for the fiscal year ended June 30, 1996 were:
$11,228,000.

At September 16, 1996, there were 2,700,000 shares of common stock outstanding and 1,220,700 units (consisting of one share of common stock and one warrant to purchase one share of common stock) outstanding. The aggregate market value of the common stock held by non-affiliates (based upon the closing price of units quoted on the NASDAQ National Market System on September 16, 1996) was approximately $19,350,000.

Transitional Small Business Disclosure Format (check one):  Yes { }  No {x}


DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held November 7, 1996 (the "1996 Proxy Statement").

                                     PART I

 ITEM 1.  BUSINESS

 GENERAL

    The Company designs, manufactures, markets and services a broad range of products for the telecommunications industry. The Company's primary customers are long distance carriers and wireless service providers, and include MCI (63% of fiscal 1996 net sales), PCS PrimeCo, L.P. (5.6%) and Sprint (2.2%). The Company has recently begun selling products to PCS PrimeCo, L.P., a Personal Communications Services ("PCS") provider. The Company's products, consisting of proprietary software and hardware modules, facilitate the control, monitoring and efficient transmission of high-speed digital information through public or private telecommunications networks. The Company's network access products enable telecommunications service providers to give their customers economical, high quality access to public and private networks and various telecommunications services including voice and high-speed data transmission, the Internet and video and desktop conferencing. The Company's network control products enable telecom service providers to detect degradation on their networks so that appropriate action may be taken in advance of service interruption. Principal customer requirements in these market segments include high feature density, modularity, quality performance and compactness. The Company's products meet these requirements and are suitable for both wireline and wireless service environments.

    DTS markets its products primarily through a direct sales force and several reseller channels. Domestically, interexchange carriers and wireless service providers, including cellular, SMR and PCS service providers, are serviced directly by the Company's sales force. The Company utilizes telecommunications equipment resellers in the United States and Canada to sell to private network customers. In August 1995 the Company launched a campaign to establish sales agreements with distributors worldwide in order to increase its international sales.

 BACKGROUND

    The telecommunications market in general is one that is continually and rapidly expanding. The Company believes that trends toward high-speed data and corporate networking, wireless communications, deregulation and global networking have created the need for network control and access products that will allow carriers to economically build and operate networks that address the service requirements of their customers.

    Reliable High-Speed Networking.

    With the proliferation of desktop personal computing, the need for reliable communications networks has increased. In addition, as business users require access to greater amounts of information to compete effectively, the ability to send and receive this information at high speeds becomes more critical in the architectural decisions surrounding the design of a corporate network. High-speed communication translates directly into corporate savings since computer applications can be shared, high resolution graphics can be transmitted quickly and additional users can be easily accommodated.

    The Shift to a Wireless World.

    As more and more demands are placed on individuals' personal and professional time, the ability to communicate from anywhere at any time will become increasingly important.

    New technologies and services, such as two-way paging and the forthcoming PCS, will provide communications capabilities not only to the business user, but to the consumer as well. The Yankee

Group, a recognized industry analyst, has stated that if competition continues to cause cellular costs to decrease, wireless communication may continue to displace the use of wired telephone in the home. The use of the wireless infrastructure for data transfer has become commonplace, increasing the efficiency of many businesses. Overnight freight and transportation companies, local police and security services and financial institutions have all found significant uses for wireless data transfer, and the demand for such services is rising steadily. The Federal Communications Commission ("FCC") recently restructured the wireless arena through auctions of frequency spectrum. In early 1994 and 1995 the FCC auctioned licenses for frequency spectrum in the new PCS bands. PCS cell sites are currently being constructed and activated, and the Company believes that most of the areas covered by these sites will be served by new carriers in competition with existing local cellular service providers.

    Competitive Alternatives for Local Service.

    Recent deregulation in telecommunication services has opened a new phase of competition to provide telephone service to end users. Over the past five years, several new players have entered this arena. Companies such as cable television providers, power utilities and CAPs are now developing new systems offering voice, video, and data services to the business and residential customer. Several cable television companies have announced that they are planning to offer basic telephone service and data communication services over wireless circuits or twisted pair coaxial fiber optic backbones. In response, the RBOCs are experimenting with hybrid fiber networks which will move their current telephone service into broadband services in order to favorably compete with these new players in the local access arena. The new strategic decisions by the RBOCs and cable companies will require significant investments in equipment that can integrate a multitude of access alternatives.

    Global Networks.

    As companies grow and establish satellite locations around the world, efficient corporate communications to these new locations will become a necessity. Creating a global network requires close adherence to international telecommunications standards by service providers and equipment vendors. Recent deregulation of the communications industry in Europe will increase competition, forcing existing operators to upgrade the reliability and economy of their networks in order to maintain market share.

    Smaller Equipment Size with Higher Integration.

    As telecommunications networks become more and more complicated, service providers aim to simplify their operations by performing more functions with a single piece of equipment. In addition, using less space at a telecommunications site is becoming more important as space in cellular and PCS cell sites is at a premium.

    The Company believes that the above trends have created a need for highly integrated and multifunctional products like those offered by the Company that will facilitate rapid construction of networks which can provide a multitude of services.


 THE DTS SOLUTION

  DTS has developed an integrated, systems-based network control and access solution for wireless and wireline networks that consists of the software-based Communications Network Control System ("CNCS"), the Network Control Unit ("NCU") and the family of access devices - FlexT1, FlexEl, FlexAir and SKYPLEX.

    The Communications Network Control System and Network Control Unit

    The CNCS is a software-based management system with graphical user interface which, when used with the NCU family of products, provides telecommunications service providers tools to continuously monitor and maintain network service. By providing problem isolation, fault correction, performance monitoring and network data - quickly and remotely - the Company's CNCS and NCU help efficiently manage the customer's network. Benefits of these products include:

     * Accelerated activation of new network sites yielding subscriber revenues earlier.

     * Proactive maintenance assuring minimal network downtime and lost revenue.

     * Compatibility with installed telecommunications equipment eliminating expensive infrastructure upgrades.

 The Family of Access Products

    The FlexT1, FlexEl, FlexAir and SKYPLEX product lines enable businesses to access public telecommunications services. These products are based on modular platforms and can therefore be quickly configured to meet user requirements. These products provide:

      * Integrated Access to Public Network Services. The increased use of telecommunications services provides market opportunities for a single gateway device which can access these services while providing a cost-effective use of telecommunications facilities. The FlexT1 is a device that can access the many public services which an end user may require for business applications and allocate telecommunications facilities among different services, thus reducing the number of access lines the end user must lease. The FlexEl, an international version of the FlexT1, has similar functionality,

      * Alternative Local Access, The FlexAir and SKYPLEX wireless product lines eliminate dependency upon leased access lines. High-speed local access lines typically have a tariff of $400 to $1,000 monthly. The Company plans to introduce SKYPLEX wireless products capable of delivering several high-speed lines at an anticipated average installed price of approximately $10,000 per link, thereby delivering an economic return for migration to wireless transport in as few as several months.

      * Instant High-Speed Digital Connectivity. The use of unlicensed frequencies by FlexAir and SKYPLEX Products means a decrease in system installation time. Point to point microwave systems, a competing wireless solution, require engineering studies and FCC approval prior to installation, which can lead to significant delays in service activation.

      * Competitive Performance in a Compact Package. The Company's FlexT1, FlexEl, FlexAir and SKYPLEX products provide network access in compact, integrated packages. This is of critical value in the cellular and PCS markets as space in cell sites is limited. Cellular providers benefit from the products' unique integration of channel bank functionality, the ability to serve Cellular Digital Packetized Data ("CDPD") overlay network requirements, integrated voice compression (32 Kbps voice via ADPCM) and network grooming via Time Slot Shifting ("TSS") functionality.

    The international opportunities for the Company's product lines are similar to those in North America. Based on the growth in demand for telecommunications services, the Company believes that there is significant growth potential in the next few years for high-speed digital wireline and wireless circuits throughout the world. However, for high speed digital transmission, most of the world requires compliance to the E1 (2.048 Mbps), rather than the North American TI (1.544 Mbps), standard. The Company provides products compliant with each standard.


COMPANY STRATEGY

    The Company's goal is to become a leading worldwide supplier of network control systems and associated network access products for public and private telecommunications networks. In order to realize this goal the Company plans to:

Concentrate on the Expanding Cellular and PCS Markets

    Recent enhancements to the FlexT1 have been driven by the high equipment integration requirements of tightly cramped cellular and PCS cell sites. In addition, the FlexAir and SKYPLEX product lines target the problem of accessing cellular and PCS network infrastructures by providing instant, high-speed, digital wireless transport solutions. The Company's network access products, together with the proprietary CNCS, offer what the Company believes is a unique integrated solution to the wireless carriers' need to monitor and control transmission facilities to hundreds or thousands of remote cell sites.

Develop and Expand on Flexible and Modular Platforms

    The flexible and modular platform of the Flex product family can be quickly modified with the use of Field Programmable Gate Array ("FPGA") devices and software modules. The modular architecture of the product family allows features and functions to be added to address applications as new network services are introduced by telecommunications service providers. The Company plans to expand the FlexT1 product line by integrating additional data communications functionality.

Increase its International Presence

    The Company will continue to expand its efforts in addressing the worldwide market for telecommunications products. The Company intends to focus on the transmission and multiplexer equipment segments in this market, which exceeded $290 million in 1994. The Company recently added a Vice President of International Sales to manage its international expansion. The Company plans to establish strategic alliances with resellers to assume the sales, marketing, product and customer support roles in strategic markets around the world. To further this effort, the Company recently acquired SKYPLEX, a product which has an existing Latin American distributor base. In addition, the Company's future products will be developed to comply with international telecommunications standards.


PRODUCTS AND TECHNOLOGY

    The Company's products facilitate network access, bandwidth management, network control and delivery of high-speed digital telecommunications services. The Company's products include TI and T3 network control units, the family of network access products and the associated network management systems. Some of the Company's T1-based products are designed to be controlled with the CNCS, a UNIX-based system capable of controlling and managing up to 3,000 T1 circuits.

    As one of its first products, the Company pioneered the 2001 Data In Voice ("DIV") modem to transmit digitized information at T1 rates over an analog link. This product uses Quadrature

 Amplitude Modulation ("QAM"), automatic equalization and forward error correction algorithms to provide T1 transport over analog microwave or cable facilities. The 2001 DIV modem is easy to install and has shown a reliable record of performance in over 1,000 installations.

 T1 Network Control Products

    The 4010 and 4030 Network Control Units are T1-based products that provide performance monitoring, frame format and line coding conversion and access to Customer Premises Equipment ("CPE") like the FlexT1. These functions are provided in a 12.5 inch chassis for 28 T1 circuits and the unit is typically deployed at the service provider's central office. The main difference between the two products is that the 4030 is designed to operate with MCI's proprietary management systems while the 4010 is designed to work with the Company's CNCS.

  The 4010 and 4030 products are each comprised of three different modules:

     - T1 Line Monitoring and Control Module - Provides conversion features, performance monitoring and FDL access to CPE equipment. Each shelf can contain 28 of these modules.

     - Shelf Control Unit - Provides the interface to the Communication Network Control System. There is one control unit per shelf.

     - Shelf Power Supply - Provides power to the shelf. There are two power supplies per shelf, providing full redundant operation.

 T3 Network Control Products

 The 4060 Network Control Unit provides performance monitoring and alarms for T3 circuits. The 4060 provides this function in a 10.5 inch chassis for 90 T3 circuits and the unit is typically deployed at the service provider's central office.

 The 4060 is comprised of two different modules:

     - T3 Line Monitoring Units - Provides performance monitoring and alarm information for six T3 circuits. Each 4060 unit can contain 15 of these modules.

     - Shelf Control Unit - Provides the interface to T3 network monitoring systems. There is one control unit per shelf.

 The 4070 Network Control Unit provides performance monitoring and alarms for T3 circuits and their constituent T1 circuits. The 4070 provides this function in a 10.5 inch chassis for four T3 circuits and 112 constituent T1s. The 4070 is typically deployed at the service provider's central office.

 The 4070 is comprised of four different modules:

     - T3 Line Monitoring and Demultiplexer Units - Provides performance monitoring and alarm information for two T3 circuits and demultiplexes the constituent T1s for the T1 Line Monitoring Units. Each shelf can contain two of these modules.

     - T1 Line Monitoring Units - Provides performance monitoring and alarm information for four T1 circuits. Each shelf can contain 28 of these modules.

     - Shelf Control Unit - Provides the interface to a Bellcore-compliant network managed system. There is one control unit per shelf.

     - Power Supply - Provides power to the shelf. There is one power supply per shelf. Since the 4070 is a non-intrusive control device, redundant power supplies are not required.

Communications Network Control System

    Global control of 4010 Network Control Units is provided by the CNCS, a UNIX-based, graphically driven management system that can control up to 3,000 Tl circuits per user system. CNCS provides alarm information, archiving of circuit history and provisioning of T1 equipment, including FlexT1 network access devices. The system uses a Client Server architecture in which servers running on a primary workstation provide basic functions such as alarm collection and performance data gathering. Clients running on either the primary or secondary workstations provide the operator interfaces.

    The primary objective of this system is to detect and report network problems in the most timely manner possible. The CNCS will retrieve performance and alarm information from the NCUs as well as from the remote CPE, like the FlexTl or other competitive network access equipment.

    The CNCS is designed to aid the operator in determining the exact location and nature of problems by providing the appropriate software "tools." The system uses mouse-driven, graphics-based displays which are organized to allow the operator to identify the source of circuit problems Quickly. Displays are projected on the operator's screen in "windows" and multiple windows can be present on the screen at the same time. Finally, the system allows the operator to log the performance of the circuits in the network automatically, thereby providing the operators with a mechanism to implement a preventive maintenance system.

     The CNCS provides the following operations and features:
     *      Automatic reporting and time stamping of alarm conditions
     *      Operator alert upon alarm initiation
     *      Graphics-oriented and text-oriented performance displays
     *      Archiving of performance information
     *      Circuit routing database
     *      Schematic display of network elements and remote setup capability
     *      Password-controlled operator access
     *      Logging of operator- and network-initiated events.



FlexT1 and FlexE1 Product Family

    The FlexTl family of products, introduced in fiscal year 1995, provides integrated access to public network telecommunications services. The FlexTl consists of single and multi-slot enclosures that are customized with various card sets to satisfy a wide range of network access applications. The FlexE1 provides much of the same functionality currently available in the FlexT1 for countries using the E1 (international) standard.

    Customer equipment needs include N x 56/64 Kbps and full T1 interfaces for data. voice and video applications.

    FlexT1 System Architecture. The FlexT1 bandwidth management features are derived from an advanced architecture with two independent Time Division Multiplexed ("TDM") busses available to each card position within a FlexT1 enclosure. This architecture allows users to pay only for the functions and features needed for a particular application. Bandwidth managers connect directly to the service provider's network and user traffic is interfaced through card sets that connect directly to voice, data and video terminals. All card sets within the product family can be upgraded with software as new features become available.

    The Company offers its complete set of products to wireless service providers and long distance carriers through a direct sales force. Network access products and the DIV modems are sold directly to utilities and railways. The family of network access products is sold to corporate end users through a network of domestic and international resellers (Value Added Resellers or "VARs"). A secondary channel to telecommunications service providers exists through selected OEM arrangements. The Company has had long-standing supplier relationships with MCI and Sprint and has recently expanded its list of customers to include three major wireless service providers (AirTouch, PCS PrimeCo, L.P. and Nextel).


    DTS has been and currently is a major supplier for T1 and T3 network control systems to MCI and T1 network control systems to Sprint. These systems, which provide important network functions such as performance monitoring, test access, timing insertion and signaling, have been deployed to both customers. The Company's equipment is used to monitor the circuit quality for private line services as well as point of presence interconnections with local telephone companies. The Company has been significantly dependent on MCI in each of the last four fiscal years, and, during the fiscal year ended June 30, 1996, MCI accounted for 63% of the Company's sales. The Company plans to decrease its dependence on its principal customers as it diversifies both its product offerings and customer base in the future.



COMPETITION

    The market for telecommunications products is highly competitive and subject to rapid technological change, regulatory developments and emerging industry standards. The Company believes that the principal competitive factors in its markets are: support for multiple types of carrier services, conformance of products to multiple public carrier standards, reliability and safety, the development and rapid introduction of new product features, price, performance, and quality of customer support.

    The Company's principal competition to date has come from major telecommunications equipment suppliers active in certain market segments, including, among others, Tautron (a division of General Signal Corporation) and Hekemian (a division of Axel Johnson Corporation) in the network control marketplace, Kentrox Industries (a subsidiary of ADC Telecommunications Inc.), Premisys Corporation, Digital Link Corporation, Adtran. Inc. and Newbridge Networks, Inc. in the network access market segment and Western Multiplex, P-COM, Inc., California Microwave Inc. and Cylink in the wireless transport business. The Company expects increased competition from existing competitors as they develop products with functionality similar to that of the Company's products. In addition, the Company expects to compete with other new entrants to the telecommunications access equipment marketplace, including those targeting bandwidth on demand services and broadband integrated access products. To the extent that current or potential competitors can expand their current offerings to include monitoring and maintaining network facilities in an integrated product, the Company's business and operating results could be materially adversely affected.

MANUFACTURING

    DTS currently outsources subassembly kitting, board assembly and testing to high quality suppliers which are ISO 9002 certified and were space program suppliers to NASA and other United States Government agencies.

    Subassemblies and finished circuit boards are brought to DTS headquarters for final assembly, system integration, testing and product burn-in. Defective subassemblies are returned to the contract manufacturers for root cause analysis and process problem resolution. System test development is jointly done by the Company's engineering and quality assurance personnel. Most DTS product board assemblies contain surface mount technology ("SMT") components so that only minor touch-up is possible by DTS manufacturing personnel.

    Extremely high quality is demanded by all the Company's customers. The Company believes that quality in the design and the manufacturing of products is a competitive advantage that it enjoys. The failure rate of network control products shipped by the Company to two major customers and under warranty is below 1% in a base of over 42,000 units, demonstrating the extent to which the quality control department and associated manufacturing processes have succeeded in satisfying stringent product quality requirements, All key procedures in the Company have been documented and Company policy requires that employees follow these procedures. It is the Company's belief that this policy promotes consistency in the delivery of value to the customer. This effort led to ISO 9001 certification for the Company in December, 1994 and two successful follow-up compliance surveillance's. The Company believes that ISO 9001 certification has become important for international trade, since overseas customers can feel assured that quality-based processes have been followed.





PRODUCT DEVELOPMENT

    The market value of the Company's diversified network access and control systems is based upon its core technologies in customer terminal interfaces for voice and high-speed data applications, Tl networking and microwave radio applications. Additionally, the Company has valuable experience in public, private and cellular T1 networking standards and control systems. The Company's product development efforts are currently concentrated in the Tl and T3 network access, transport and control areas. In addition, core hardware and software technologies have been developed by the Company's product development staff in subTl areas such as ISDN Basic Rate Interface ("BRI") and high speed (1.5 Mbps) digital modem technology. In order to quickly implement the Company's network access product plans, the Company intends to develop or acquire additional technologies in ISDN Primary Rate Interface ("PRI"), radio frequency interfaces, E1 international access and transport, and frame relay protocols.

    The experience of supplying equipment to telecommunications service providers has given DTS a comprehensive understanding of high-speed networking requirements. This knowledge, when coupled with LAN connectivity technologies, will be used by the Company's product development group to develop products allowing end users to access standard network services more cost-effectively while allowing wireline and wireless service providers a broader selection of network access alternatives. New product ideas and input are also provided through direct customer contacts and participation in industry forums such as the CDPD Forum and several American National Standards Institute ("ANSI") committees.

    The Company's resident core technologies resulting from the developments of the Flex product family, network control and transport products include:

     *   T1 / E1 multiplexing of voice and high speed data signals

     *   T1 / E1 alarm reporting and trunk conditioning

     *   High-speed digital timing insertion

     *   Network performance monitoring and testing

     *   Network Management software with graphical user interfaces

     *   TI ESF data link message transport

     *   SNMP protocol processing

     *   TCP/IP protocol message handling

     *   10Base5 and 10BaseT ethernet Media Access Control

     *   Microprocessor-based product design

     * Signal processing algorithms such as modulation, automatic equalization and forward error correction

     *   Real time processing of control and data signals

     *   Design of programmable logic device

     *   Basic rate ISDN transport signal design and control

    The Company's product development efforts have also resulted in the development of a number of relevant technologies for products targeted toward the wireless infrastructure and CAP market segments. These technologies include hardware and software modules for high-speed digital modems, high data rate QAM modulation algorithms, error correcting coding, automatic equalization methods utilizing digital signal processing, VLSI devices, RF filtering for microwave products, point to point and multipoint networking protocols, X.25 interfaces, voice compression. voice telephony interfaces, ISDN signaling and interfaces and T3/T1 digital cross connects.

    The technologies listed above are being used by the Company's product development group to design wireless products and enhancements for the FlexT1/El platform. Additional technologies will be developed or acquired for the Company's wireless product lines. Local, domestic and international outsourced design suppliers have been identified for assisting in the development of spread spectrum, RF signal and antenna modules. The Company plans to incorporate access technologies (e.g., multiplexing) as well as management (e.g., SNMP protocols) into the FlexAir product line.


INTELLECTUAL PROPERTY

      The Company's proprietary technology is protected by one patent granted and two patents pending which relate to channel bank design and ISDN signal coding. Core technologies described in the "Product Development" section are incorporated in the Company's products through proprietary hardware and software modules which embed original algorithmic and device circuitry. Although some of these original designs are protected by the patents or patent applications mentioned above. most of the designs are secured only by a claim of trade secret rights. Two software modules used in several of the Company's products have been licensed from outside suppliers. Although the loss of these licenses might adversely affect the Company's performance if it were unable to license replacement technology, the Company believes that such replacement technology, is readily available from other suppliers on favorable terms.

      The patent positions of high technology firms, including those of the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, even though patent applications covering the technology used by the Company are being prosecuted with the United States and certain foreign patent offices, there can be no assurance that any of such patent applications will result in the issuance of patents or, if any patents are issued, that they will provide significant proprietary protection and will not be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue or foreign counterparts, if any, publish, and since publication of discoveries in scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions. Moreover, the Company might have to participate in one or more interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, whether or not the result of such proceedings was favorable to the Company. There can be no assurance that any patents which may be issued based upon the Company's patent application would be held valid and enforceable by a court or that any given competitor's technology or product would be found to infringe upon such patents. Litigation, which could result in substantial cost to the Company, might be necessary to attempt to enforce the Company's rights under the patents owned by the Company or to determine the scope and validity of other parties' proprietary rights. If the outcome of any such litigation were to be adverse, the Company's business could be materially and adversely affected. The Company is unable to predict how courts would resolve any future issues relating to the validity and scope of the patents licensed by the Company, or any patents that may be issued to the Company in the future.

      A number of companies have developed technologies, filed patent applications or received patents on various technologies that may be related to the Company's technology. Many of these entities are larger and have significantly greater resources than the Company. Some of the technologies, applications or patents of these entities may conflict with the Company's technologies, patents or patent applications. Such conflict could limit the scope of the patents that the Company has or may be able to obtain or could result in denial of the Company's patent applications. In addition, if patents that cover the technologies used by the Company are issued to other companies, there can be no assurance that the Company would be able to license these patents at a reasonable cost or be able to develop or obtain alternative non-infringing technology.

      The Company has recently acquired the trademark "SKYPLEX" and has the trademarks of "FlexT1," "FlexE1," and "FlexAir." The Company has recently registered the name FlexT1 as a trademark with the federal Patent and Trademark Office. It has also filed federal trademark applications for FlexE1 and FlexAir and these applications were published for opposition in the Trademark Office after examination. The applications were formally opposed by Fujitsu Network Transmission Systems, Inc. which has alleged that the trademark registrations should be denied because of the prior rights of Fujitsu in a registered trademark for FlexR, claimed by Fujitsu for certain access controllers. The opposition proceeding is in a very early stage, and the Company intends to contest the allegations of the trademark opposer and to assert the company's right to register the three trademarks in the federal Patent and Trademark Office.

    The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that competitors or potential competitors of the Company will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its trade secrets. Failure to obtain needed patents or licenses or proprietary information held by others could have a material adverse effect on the Company.

RESEARCH AND DEVELOPMENT COSTS

    During fiscal years 1996, 1995 and 1994, the Company's expenditures in product development were $2.7 million, $1.9 million and $3.0 million, respectively. The decrease in spending from 1994 to 1995 was primarily due to efficiencies achieved in consolidating a California-based engineering operation into the Company's Norcross, Georgia facility.


GOVERNMENT REGULATION

    The FCC has regulated the design of telecommunications equipment for use in the United States by restricting radio frequency signal emissions and by licensing frequency usage. Compliance with electronic product safety regulations is also required for every new product design. It is possible that a government agency such as the FCC could issue regulations which would require the modification of DTS equipment in order to comply with the new regulations. This change in FCC rules may impact sales of DTS products should it occur. International standards for electronic product design in the areas of safety and signal emissions are different in many cases from those issued by United States government agencies. Sales of telecommunications equipment in a foreign country are often restricted by equipment design standards and regulations adopted by a centralized governmental agency similar to the FCC. The Company has to date experienced no material difficulties in complying with the various laws and regulations affecting its business.


EMPLOYEES

    As of June 30, 1996, the Company had approximately 53 full-time employees, of whom approximately 20 are technical personnel engaged in developing the Company's products, approximately 15 are marketing and sales personnel, approximately 13 are quality assurance, customer service and operations personnel and approximately 5 are involved in administration and finance. Substantially all of the Company's employees are full-time. The Company's employees are not unionized and the Company believes that its employee relations are good.


BACKGROUND OF THE COMPANY

A predecessor by merger to the Company was incorporated in Delaware in 1984. The Company was originally incorporated in Delaware in 1992 as Netra Inc. and changed its name to Digital Transmission Systems, Inc. in 1995 in conjunction with the merger with its wholly-owned subsidiary Digital Transmission Systems, Inc., a California corporation. On March 4, 1996, the

Company completed the Offering of 1,220,700 units each consisting of one share of common stock and one warrant to purchase one share of common stock at a price of 120% of the unit offering price of $7.50.


ITEM 2.  PROPERTIES

    The Company's operations are located in an approximately 20,000 square foot facility in a technology park in Norcross (in the greater Atlanta, Georgia area). In May of 1993, the Company entered into a six year lease for its current facility. The base annual triple-net rate for this space is $6.75 per square foot, including amortization of buildout costs of approximately $150,000, and escalates by 4% per year. The Company believes its facilities are suitable and adequate for its purposes.


ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings. From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
  MATTERS.

  On March 4, 1996, the Company completed a public offering of 1,220,700 Units ("Units"), each consisting of one share of Common Stock ("Common Stock") and one Warrant ("Warrant") to purchase one share of Common Stock at an exercise price per share equal to 120% of the initial public offering price of the units. The shares of Common Stock and Warrants are not detachable or separately transferable, and may be traded only as part of a Unit until 365 days from the date of the initial public offering, or such earlier date as the underwriter may determine (the "Separation Date"). The Units, Common Stock and Warrants have been approved for quotation on the NASDAQ SmallCap Market, the Company's principal market, under the symbols DTSXU, DTSX and DTSXW, respectively, and have been approved for listing on the Philadelphia Stock Exchange and the Boston Stock Exchange under the symbols DTS.U, DTS and DTS.W, respectively. The units currently trade on the NASDAQ Market and the Philadelphia and Boston exchanges. The price per Unit reflected in the table below represents the range of low and high closing sale prices for the Company's Units as reported by the NASDAQ Stock Market for the quarters indicated:

           Fiscal Period                                              High Price       Low Price
  ----------------------------------------------------------------------------------------------
  Commencing March 4, 1996 and ending March 30                         $ 9 3/8           $8
  June 30, 1996                                                        $14 3/4           $9


    The closing sale price of the Company's Units as reported by the NASDAQ Stock Market on September 16, 1996 was $14.75.

    The Company also has 2,700,000 shares of common stock which is outstanding but has not been registered as part of the Company's public offering. The Company has approximately 46 shareholders of this common stock.

    The total number of shareholders of record of both the Company's Units and unregistered common shares as of September 16, 1996, was approximately 58. Because many shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these record holders.

    The Company has never paid cash dividends on its common stock. The Company currently intends to retain any earnings for use in the business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


    The following discussion of the results of operations and financial condition should be read in conjunction with the Company's audited financial statements and notes thereto.

OVERVIEW

    The Company has been dependent on MCI for a significant amount of its sales (63% of net sales in fiscal year 1996 and 84% of net sales in fiscal year
1995), which sales have been primarily of its network control products. The Company is maintaining its established relationship with MCI while obtaining new customers for the sales of current and future products in the FlexT1, FlexEl, FlexAir and SKYPLEX product lines. The Company's strategy is to leverage its technology to develop these products and to continue its customer diversification to enable it to achieve higher sales and net income over time. However, this shift in products and customers has and may be expected to continue to negatively impact the gross profit margin of the Company. The cost of materials for the Company's new products will initially be higher as a percentage of sales than the cost of materials for the products currently being sold to MCI. The initial higher cost of materials is due to lower volume production runs of the recently introduced FlexT1 and the Company's radio-based products.

    Industry trends which may also affect the Company's operating results include the rate of demand for cellular and PCS services, the market acceptance of high speed wireline service from telecommunications service providers, and the level of investment in telecommunications infrastructure by developing countries over the next few years.


COMPARISON OF YEARS ENDED JUNE 30, 1996 AND JUNE 30, 1995

The following table sets forth certain financial data derived from the Company's Statement of Operations (dollars in thousands):

                                                Year Ended                   Year Ended
                                               June 30, 1996                June 30, 1995
                                           -----------------------      ---------------------
                                                            % of                       % of
                                                $           Sales            $         Sales
                                           ---------       -------      ---------     -------
Net sales                                   $11,228          100         $10,228        100
Gross profit                                  4,272           38           5,410         53
Product development                           2,495           22           1,926         19
Selling, general and administrative           4,206           37           3,082         30
Net income (loss)                            (2,383)         (21)            407          4

     Net Sales. Net sales increased by 10%, to $11,228,000 for the year ended June 30, 1996, from $10,228,000 for the year ended June 30, 1995. The sales mix, and the resulting percentage of total sales, is shown in the table below (dollars in thousands):

                                                            PERCENTAGE OF
                                                               TOTAL
                                FISCAL YEAR                  FISCAL YEAR
                                ENDED JUNE 30,              ENDED JUNE 30,
                            ----------------------         ----------------
                              1996          1995            1996      1995
                            --------      --------         ------    ------
MCI network control          $7,113        $8,620            63        84
Other network control           592           281             5         3
FlexT1                        1,905           456            17         4
FlexAir and SKYPLEX           1,111             0            10         0
DIV modem                       381           694             3         7
Other products                  126           177             2         2


  No customer, other than MCI, accounted for more than 10% of sales during either of these fiscal years. Revenues from the Company's FlexT1/E1 product line increased over 300% from $456,000 to $1,905,000 and aggregate revenues from FlexAir and SKYPLEX, in their first year of sales, were $1,110,000. Total international sales increased by approximately 150% from $483,000 in the year ended June 30, 1995 to $1,200,000 in the year ended June 30, 1996.

  Gross Profit. Gross profit decreased by 21%, to $4,272,000 for the year ended June 30, 1996 from $5,410,000 for the year ended June 30, 1995. This decrease is primarily due to the shift in product mix from higher margin network control products to the newer products in the Flex product line which currently have lower margins due to smaller production runs and higher materials costs which are typically related to products in early stages of production. As a percentage of sales, gross profit decreased from 53% in the year ended June 30, 1995 to 38% in the year ended June 30, 1996.

  Product Development. Product development expenses increased from $1,926,000 for the year ended June 30, 1995 to $2,495,000 for the year ended June 30, 1996. This increase represents increased spending on engineering for new products which was funded, in part, by the proceeds of a public stock offering in March, 1996. As a percentage of sales, total product development costs increased from 19% in the year ended June 30, 1995 to 22% in the year ended June 30, 1996.

  Selling, General and Administrative. Selling, general and administrative expenses increased by 36% from $3,082,000 for the year ended June 30, 1995 to $4,206,000 for the year ended June 30, 1996. Selling expenses increased by 39% from $2,317,000 in the year ended June 30, 1995 to $3,213,000 in the year ended June 30, 1996. The increase resulted from expanded sales activity in the U.S. as well as from expansion of sales activity outside the U.S. Selling expenses as a percentage of net sales increased from 23% for the year ended June 30, 1995 to 29% for the year ended June 30, 1996. General and administrative expenses increased from $765,000 in the year ended June 30, 1995 to $993,000 in the year ended June 30, 1996 due primarily to increases in legal and accounting costs to support business growth and the Company's position as a publicly traded entity. As a percentage of net sales, general and administrative expenses increased from 7% in the year ended June 30, 1995 to 9% in the year ended June 30, 1996.

  Net Income / (loss). Net income decreased from $407,000 for the year ended June 30, 1995 to a loss of $2,383,000 for the year ended June 30, 1996. This decrease resulted primarily from the shift in product mix to lower margin products, as well as increased spending in product development and sales and marketing.

  COMPARISON OF YEARS ENDED JUNE 30, 1995 AND JUNE 30, 1994

The following table sets forth certain financial data derived from the Company's statement of operations for the fiscal years ended June 30, 1995 and June 30, 1994 (dollars in thousands):

                                          Year Ended           Year Ended
                                         June 30, 1995        June 30, 1994
                                       ------------------  --------------------
                                                   % of                  % of
                                            $      Sales        $        Sales
                                       ---------  -------  ---------    -------
Net sales                               $10,228     100     $ 9,069       100
Gross profit                              5,410      53       4,571        50
Product development                       1,926      19       2,951        33
Selling, general and administrative       3,082      30       2,781        31
Net income (loss)                           407       4        (860)       (9)

   Net Sales. Net sales increased by 13%, to $10,228,000 for the year ended June 30, 1995, from $9,069,000 for the year ended June 30, 1994. The sales mix, and the resulting percentage of total sales, is shown in the table below (dollars in thousands):

                                                             Percentage of
                                                                 Total
                                          Fiscal Year          Fiscal Year
                                         Ended June 30,       Ended June 30,
                                       ------------------  --------------------
                                         1995       1994     1995        1994
                                       ---------  -------  ---------    -------
MCI network control                     $ 8,620   $8,128         84        90
Other network control                       281       44          3         -
FlexT1/E1                                   456        3          4         -
FlexAir and SKYPLEX                           -        -          -         -
DIV modem                                   694      545          7         6
Other products                              177      349          2         4




For the years ended June 30, 1995 and 1994, product sales to MCI accounted for 84% and 90% of net sales, respectively. No other customer accounted for more than 10% of sales during either of these fiscal years. Although product sales to MCI as a percentage of sales decreased, product sales to MCI in absolute dollars grew due to MCI purchases of the third generation of a network control product introduced by the Company during the year ended June 30, 1995. The first significant sales generated by the Company's OEM reseller, Wiltron Company, of network control products and sales derived from the newly introduced FlexT1 were contributing factors in the sales growth from the year ended June 30, 1994 to the year ended June 30, 1995. Sales generated by the DIV modem product increased due to additional sales efforts for the product. Sales from Other Products decreased as the Company reduced the marketing and sales resources applied to sales of these products.

  Gross Profit. Gross profit increased by 18%, to $5,410,000 for the year ended June 30, 1995 from $4,571,000 for the year ended June 30, 1994. This increase resulted from increased sales of the Company's Network Control Products to MCI and increased sales of its DIV modem products during the year ended June 30, 1995. As a percentage of sales, gross profit increased to 53% for the year ended June 30, 1995 from 50% for the year ended June 30, 1994. This increase resulted from larger order quantities and a decrease in material costs on products sold to MCI, resulting in improved margins on such sales, and increased sales of high margin DIV modem products as a percentage of the Company's sales, which were only partially offset by the increase in sales of OEM Network Control Products and FlexT1 products which, because of initial low volume production, resulted in lower margins.

  Product Development. Product development expenses decreased by 35%, to $1,926,000 for the year ended June 30, 1995 from $2,951,000 for the year ended June 30, 1994. This decrease resulted primarily from the consolidation of the engineering group previously located in Milpitas, California into the Company's Norcross, Georgia facility, which resulted in savings of approximately $900,000 and greater utilization of variable cost labor in the form of temporary consultants employed in fiscal year 1995.

  Selling, General and Administrative. Selling, general and administrative expenses increased by 11%, to $3,082,000 for the year ended June 30, 1995 from $2,781,000 for the year ended June 30, 1994. Selling expenses increased by 71%, to $2,317,000 for the year ended June 30, 1995 from $1,357,000 for the year ended June 30, 1994. This was primarily due to the addition of sales and marketing staff which resulted in expenses of $711,000, and increased trade show and advertising expenses associated with the introduction of the FlexT1/E1 product line. General and administrative expenses decreased by 46% to $765,000 for the year ended June 30, 1995 from $1,424,000 for the year ended June 30, 1994. This decrease was achieved primarily by consolidating administrative functions from Milpitas, California into the Company's Norcross, Georgia operations. In addition, recruiting and severance expenses of $177,000 experienced in the year ended June 30, 1994 did not recur during the year ended June 30, 1995.

  Net Income /(loss). Net income increased to $407,000 for the year ended June 30, 1995 from a loss of $860,000 for the year ended June 30, 1994. This increase resulted from increased sales and decreased General and Administrative and Product Development expenses.


  LIQUIDITY AND CAPITAL RESOURCES

  On March 4, 1996 the Company completed an initial public offering (the "Offering") of units consisting of one share of the Company's common stock and one redeemable warrant to purchase one share of common stock at a price of 120% of the initial unit offering price. Through this Offering, the Company raised approximately $6,931,000 net of expenses. Of the net proceeds, $200,000 was used to pay accrued dividends on the Series C Preferred Stock.

  In September 1995, the Company renewed its bank line of credit agreement with SunTrust Bank, Atlanta which makes available $1,200,000 in borrowings secured by the Company's accounts receivable and inventories. The line is additionally secured by an assignment of $600,000 of the company's investment securities. On June 30, 1996, there were no outstanding borrowings on the line of credit. Borrowings under this facility bear an interest rate of prime plus 1 percent (9.25% at

June 30, 1996). A commitment fee of one quarter of one percent is due on the unused portion of the facility. The line of credit agreement expires on October 31, 1996.

At June 30, 1996, the Company had approximately $3,587,000 in cash, cash equivalents and investment securities. For the year ended June 30, 1996, the Company used $3,077,000 of cash in operating activities, reflecting a net loss of $2,383,000, an increase in accounts receivable of $1,597,000 and an increase in inventory of $1,021,000. Cash was provided for operations through an increase in accounts payable of $1,282,000. Accounts receivable were high at the end of June as a result of high sales activity during the month of June. Inventory levels were increased to support the expansion of product lines and in anticipation of continued growth in sales volumes.

The Company purchased $585,000 and $263,000 of property, plant and equipment during the years ended June 30, 1996 and 1995, respectively. This 1996 total was primarily related to the purchase during the year ended June 30, 1996 of additional equipment necessary for the production of the Company's new products. Approximately $100,000 of expenditures related to improvements on the Company's current facilities.

During 1996, the Company capitalized $207,000 of product development expenditures relating to products expected to be made commercially available during the year ended June 30, 1997. In December, 1995, the Company purchased SKYPLEX, a product line with an existing distribution network in Latin America, for $200,000 financed by the seller.

At June 30, 1996, the Company's net current assets position was approximately $7,731,000. The Company has no significant purchase commitments other than those incurred in the normal course of business and commitments under facilities and operating leases. The Company believes its available funds and its line of credit will satisfy the Company's projected working capital requirements over the next 12 months.


SEASONALITY

The Company's sales are subject to quarterly fluctuations mainly due to the purchasing cycle of the Company's primary customer, MCI. The Company's business plan is to continue the diversification of its product offerings, further develop its distribution channels and further expand its customer base. The Company believes that the implementation of this plan will decrease the seasonality of its sales. The Company typically operates with a backlog of orders for its network control equipment, but carries very little or no backlog for the FlexTl/E1 and FlexAir and other products.





NEW ACCOUNTING PRONOUNCEMENTS

On October 25, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 allows companies to retain the current approach set forth in APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") for recognizing stock-based expense in their financial statements in lieu of the new accounting method prescribed by SFAS No. 123 based on the estimated fair value of employee stock options. Companies that do not follow the new fair value based method will be required to provide expanded footnote disclosures. The provisions of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995.

However, disclosure of the pro forma net income and earnings per share, as if the fair value method of accounting for stock-based compensation had been elected, is required for all awards granted in fiscal years beginning after December 15, 1994.

The Company intends to continue accounting for stock related compensation using APB Opinion No. 25 and will provide the expanded footnote disclosures required under SFAS No. 123 beginning with its fiscal 1997 financial statements.


IMPORTANT CONSIDERATIONS RELATED TO FORWARD-LOOKING STATEMENTS

It should be noted that this discussion contains forward-looking statements which are subject to substantial known and unknown risks and uncertainties. There are a number of factors which could cause actual results to differ materially from those anticipated in statements made herein. Such factors include, but are not limited to, changes in general economic conditions, the growth rate of the market for the Company's products and services, the effect of competitive products and pricing, and the irregular pattern of revenues, as well as a number of other risk factors which could affect the future performance of the Company.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


         Please see pages F-1 through F-18

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     On July 11, 1996, the Company dismissed its independent public accountants, Price Waterhouse LLP. Prior to July 11, 1996, Price Waterhouse LLP was engaged as the principal accountant to audit the Company's financial statements. The reports by Price Waterhouse LLP on the Company's financial statements for the fiscal years ended June 30, 1995, June 30, 1994, and subsequent interim periods did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The dismissal of the former accountants was recommended by the Company's Audit Committee and approved by the Company's Board of Directors.

     During the Company's fiscal years ended June 30, 1995 and June 30, 1994, and during the subsequent interim fiscal periods through the date of dismissal, there were no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Price Waterhouse LLP, would have caused it to make reference to the subject matter of the disagreement in their reports. Also, there were no reportable events of the nature described in Rule 304(a)(1)(v) during the Company's fiscal years ended June 30, 1995 and June 30, 1994, or during the subsequent interim fiscal periods following the Company's fiscal year ended June 30, 1995 through the date of dismissal.

     On July 11, 1996, the Company announced the appointment of KPMG Peat Marwick LLP as independent public accountants to audit the Company's financial statements as of and for the year ended June 30, 1996.

                                    PART III



  ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on October 7, 1996 under the captions "Election of Directors" and "Executive Officers," and is incorporated by reference herein.



  ITEM 10.  EXECUTIVE COMPENSATION.

     The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on October 7, 1996 under the caption "Executive Compensation" and is incorporated by reference herein.



  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on October 7, 1996 under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated by reference herein.


  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on October 7, 1996 under the caption "Related Transactions" and is incorporated by reference herein.

  ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a) Exhibits:

          The Exhibits are listed in the Index to Exhibits on page 25.


(b) Reports on Form 8-K. The Company filed the following report on Form 8-K during the quarter ended June 30, 1996:

          Report on Form 8-K with respect to the dismissal of Price Waterhouse
                LLP filed on July 16, 1996.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DIGITAL TRANSMISSION SYSTEMS, INC.

                                    /s/ Andres C. Salazar
                                    ------------------------------------
                                    by: Andres C. Salazar,
                                    President and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



/s/ Andres C. Salazar
- --------------------------      Chief Executive Officer,                        September 27,1996
Andres C. Salazar               Director (Principal Executive Officer)

/s/ Roger Maloch
- --------------------------      Vice-President-Fianance and Secretary           September 27, 1996
Roger Maloch                    (Principal Financial and Accounting Officer)

/s/ Thomas C. Mock
- --------------------------      Director                                        September 27, 1996
Thomas C. Mock


- --------------------------      Director                                        September   , 1996
Frank LaHaye


- --------------------------      Director                                        September   , 1996
Gene Miller

/s/ Robert D. Francis
- --------------------------      Director                                        September 27, 1996
Robert D. Francis

/s/ Edwin Kantor
- --------------------------      Director                                        September 27, 1996
Edwin Kantor

                     DIGITAL TRANSMISSION SYSTEMS, INC.

                                BALANCE SHEETS
                           JUNE 30, 1996 AND 1995
                      (in thousands, except share data)

                                                                         1996             1995
                                                                      ----------       ----------

                               ASSETS
Current assets:
Cash and cash equivalents                                             $    1,586       $    1,357
Investment securities  (note 7)                                            2,001               --
Trade accounts receivable, net of allowance
   of $50 and $0 in 1996 and 1995, respectively                            3,595            1,882
Other receivables                                                             75              141
Inventories  (note 4)                                                      2,341            1,393
Prepaid expenses                                                             262              168
Deferred tax benefit  (note 8)                                               250              226
                                                                      ==========       ==========
   Total current assets                                                   10,110            5,167
                                                                      ==========       ==========
Property and equipment, net of accumulated
   depreciation and amortization  (note 5)                                   445              335
                                                                      ==========       ==========

  Deferred tax benefit  (note 8)                                              35               59
  Intangible assets  (note 3)                                                368               18
  Other assets                                                                26               18
                                                                      ----------       ----------
Total assets                                                          $   10,984       $    5,597
                                                                      ==========       ==========

              LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
                           AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                                            $    1,901       $      619
  Accrued liabilities  (note 6)                                              376              295
  Accrued dividends  (note 9)                                                 --              465
  Warranty accrual                                                           102               76
  Line of credit  (note 7)                                                    --              450
                                                                      ----------       ----------
      Total current liabilities                                            2,379            1,905
                                                                      ==========       ==========

Redeemable convertible preferred stock, at liquidation value, par value $.01 per share,  2,010,449 shares authorized,
   1,813,289 issued and outstanding on June 30, 1995                           0            3,385

Shareholders' equity:

Preferred stock; 3,000,000 shares authorized;
   0 shares issued and outstanding                                            --               --
Common stock -- $.01 par value; 15,000,000 shares authorized;
   issued and outstanding, 3,920,700 and 772,001 issued and out-
   standing at June 30, 1996 and 1995 respectively                            39                8
Additional paid-in capital                                                11,137              299
Deferred compensation                                                       (188)              --
Accumulated deficit                                                       (2,383)              --
                                                                      ----------       ----------
   Total shareholders' equity                                              8,605              307
                                                                      ==========       ==========

Commitments and contingencies  (notes 9 and 11)
                                                                      ==========       ==========
                                                                           8,605              307
                                                                      ==========       ==========
   Total liabilities and shareholders' equity                         $   10,984       $    5,597
                                                                      ==========       ==========

See accompanying notes to financial statements

                     DIGITAL TRANSMISSION SYSTEMS, INC.

                           STATEMENTS OF OPERATIONS
                  Years Ended June 30, 1996, 1995 and 1994
                                (in thousands)


                                               1996          1995          1994
                                            ----------    ----------    ----------

Net sales (note 10)                         $   11,228    $   10,228    $    9,069
Cost of sales                                    6,956         4,818         4,498
                                            ----------    ----------    ----------
   Gross profit                                  4,272         5,410         4,571
                                            ----------    ----------    ----------

Selling, general and administrative              4,206         3,082         2,781
Product development                              2,495         1,926         2,951
                                            ----------    ----------    ----------
   Total operating expenses                      6,701         5,008         5,732
                                            ----------    ----------    ----------

   Operating income  (loss)                     (2,429)          402        (1,161)

Other income                                        46             7            29
                                            ----------    ----------    ----------
Income (loss) before income tax expense         (2,383)          409        (1,132)

Income tax benefit (expense)                        --            (2)          272
                                            ----------    ----------    ----------
Net income (loss)                           $   (2,383)   $      407    $     (860)
                                            ==========    ==========    ==========

Accretion of redemption value and
  dividends accrued on redeemable
  preferred stock                                  225           317           299
                                            ----------    ----------    ----------
Net income (loss) attributable to
  common shareholders                           (2,608)           90        (1,159)
                                            ==========    ==========    ==========

Weighted average common and
  equivalent shares outstanding                  3,228         2,935         2,587
                                            ==========    ==========    ==========
Pro forma net income (loss) per share:
  Net income (loss)                             (2,383)          407
                                            ==========    ==========
  Pro forma net income (loss) per share     $    (0.74)   $     0.13
                                            ==========    ==========
  Pro forma common shares outstanding            3,228         3,229
                                            ==========    ==========

See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                    Years Ended June 30, 1996, 1995 and 1994
                                 (in thousands)

                                                                         1996         1995           1994
                                                                      ---------    ----------     ---------
Cash flows from operating activities:
  Net income (loss)                                                  $   (2,383)   $      407    $     (860)
  Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
     Depreciation and amortization                                          532           366           228
     Change in valuation reserves                                            23            --            --
     Change in deferred taxes                                                --           179          (135)
     Amortization of deferred compensation expense                           81            --            --
  Changes in assets and liabilities:
     Trade and other accounts receivable                                 (1,596)          254          (885)
     Inventories                                                         (1,021)         (627)          248
     Prepaid expenses                                                       (94)         (132)           (2)
     Trade accounts payable                                               1,282            39           292
     Accrued liabilities                                                     81          (205)         (356)
     Warranty accrual                                                        26            --            --
     Other                                                                   (8)           --          (127)
                                                                     ----------    ----------    ----------
Net cash provided by (used in) operating activities                      (3,077)          281        (1,597)
                                                                     ----------    ----------    ----------

Cash flows from investing activities:
  Purchases of property and equipment                                      (585)         (263)          (15)
  Additions to capitalized product development costs                       (207)           --            --
  Purchase of product rights                                               (200)           --            --
  Purchases of held-to-maturity
    investment securities                                                (2,001)           --            --
                                                                     ----------    ----------    ----------
Net cash used in investing activities                                    (2,993)         (263)          (15)
                                                                     ----------    ----------    ----------
Cash flows from financing activities:
  Net borrowings (payments) under
    line of credit agreement                                               (450)          100           350
  Preferred dividends paid                                                 (200)           --            --
  Proceeds from exercise of stock options                                    18            --            --
  Proceeds from issuances of common
    stock, net of $2,155,000 in expenses                                  6,931            47             6
                                                                     ----------    ----------    ----------
Net cash provided by financing activities                                 6,299           147           356
                                                                     ----------    ----------    ----------

Net increase in cash and cash equivalents                                   229           165        (1,256)
Cash and cash equivalents at beginning of year                            1,357         1,192         2,448
                                                                     ----------    ----------    ----------
Cash and cash equivalents at end of year                             $    1,586    $    1,357    $    1,192
                                                                     ==========    ==========    ==========

Supplemental disclosure of cash paid for income taxes and interest
    Cash paid for income taxes                                       $        3    $       26    $       --
    Cash paid for interest                                           $       59    $       26    $       --

        See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
         Years Ended June 30, 1996 and June 30, 1995 and June 30, 1994
                                 (in thousands)


                                               COMMON STOCK
                                            ------------------                           Retained
                                             Number              Additional  Deferred     earnings    Total
                                           of shares              paid-in      comp-   (accumulated shareholders'
                                            issued      Amount    capital     ensation    deficit)    equity
                                            -------    -------    -------     -------     -------     -------

Balance at June 30, 1993                        580    $     6    $   808     $    --     $   554     $ 1,368
        Exercise of stock options               131          1          5          --          --           6
        Dividends accrued on
          Series C preferred stock               --         --       (116)         --          --        (116)
        Accretion of redemption
          value of Series A and
          Series B preferred stock               --         --       (183)         --          --        (183)
        Net loss                                 --         --         --          --        (860)       (860)
                                            -------    -------    -------     -------     -------     -------
Balance at June 30, 1994                        711          7        514          --        (306)        215

        Exercise of stock options                61          1         46          --          --          47
        Cancellation of shares
           granted under stock
           incentive plan                        --         --        (45)         --          --         (45)
        Dividends accrued on
          Series C preferred stock               --         --        (15)         --        (101)       (116)
        Accretion of redemption
          value of Series A and
          Series B preferred stock               --         --       (201)         --          --        (201)
        Net income                               --         --         --          --         407         407
                                            --------   -------    -------     -------     -------     -------
Balance at June 30, 1995                        772          8        299          --          --         307


        Exercise of stock options                46          0         18          --          --          18
        Shares granted under
          stock incentive plan                   --         --        269        (269)         --          --
        Compensation expense                     --         --         --          81          --          81
        Dividends accrued on
          Series C preferred stock               --         --        (58)         --          --         (58)
        Accretion of redemption                  --
          value of Series A and
          Series B preferred stock               --         --       (167)         --          --        (167)
        Conversion of Series A,
           Series B and Series C
           preferred stock
           to common stock                    1,813         18      3,534          --          --       3,552
        Units issued in public offering
          net of $2,155,000 of expenses       1,221         12      6,919          --          --       6,931
        Payment of accrued
           dividends on Series C
           preferred stock                       69          1        323          --          --         324
        Net loss                                 --         --         --          --      (2,383)     (2,383)

                                            -------    -------    -------     -------     -------     -------
Balance at June 30, 1996                      3,921    $    39    $11,137     $  (188)    $(2,383)    $ 8,605
                                            =======    =======    =======     =======     =======     =======

See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   DESCRIPTION OF BUSINESS

Digital Transmission Systems, Inc. (the "Company"), formerly NETRA Inc. (see
Note 2), designs, manufactures, markets and services a broad range of products for the telecommunications industry. The Company's primary customers are long distance carriers and wireless service providers. The Company sells its products both in the U.S., as well as key international markets, including Latin America, the Asia / Pacific region and eastern Europe. The Company's products, consisting of proprietary software and hardware modules, facilitate the control, monitoring and efficient transmission of high speed digital information in telecommunications networks. The Company sub-contracts the kitting and assembly of its products to various manufacturers.


(b)   CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.


(c)   INVESTMENT SECURITIES

Investment securities at June 30, 1996 consist of short-term holdings in U.S. Government agency mortgage-backed debt securities. In accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity (SFAS 115), these investments have been classified as held-to-maturity. Accordingly, they are measured at amortized cost and temporary unrealized gains or losses are not recognized.


(d)   INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using average cost which approximates the first-in, first-out (FIFO) method.


(e)   PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

                 Computer and Test Equipment                3 years
                 Software                                   1 years
                 Furniture and Fixtures                     3 years
                 Leasehold Improvements                     3 years

(f)   INTANGIBLE ASSETS AND RESEARCH AND DEVELOPMENT EXPENDITURES

Capitalized product development costs, goodwill and other intangible assets are being amortized on a straight line basis over a three year period. The Company evaluates the recoverability of these intangible assets at each period end using the undiscounted estimated future cash flows expected to be derived from such assets. If such evaluation indicates a potential impairment, the Company uses fair value in determining the amount of these intangible assets that should be written off. During the years ended June 30, 1996, 1995 and 1994, no write-offs were recognized due to impairment of net realizable value.

Research and development costs related to new product development that has not reached product design phase are expensed as incurred. The Company capitalizes product development costs for outside contractors from the time that product design has been completed for the product to the time that the product is ready for production. The determination of completion of the product design phase and the ongoing assessment of recoverability of capitalized product development costs require considerable judgement by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in technologies.


(g)   WARRANTY COSTS

The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in the caption "Warranty accrual" in the accompanying balance sheets.


(h)   INCOME TAXES

The Company follows Statement of Financial Accounting Standards No. 109 (SFAS
109), "Accounting for Income Taxes." SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Using the enacted rate in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and income tax basis of the assets and liabilities.


(i)   REVENUE RECOGNITION

Revenue from the sale of equipment is recognized at the time of shipment.


(j)   EARNINGS PER SHARE

Net income (loss) per common share has been computed using the weighted average number of outstanding shares of common stock and common stock equivalents (when dilutive) during 1996, 1995 and 1994. The weighted average number of shares includes common stock and common stock equivalents issued within one year prior to the filing of the initial public offering for all periods presorted, without regard to whether the inclusion of the securities was dilutive. Net income per share computed on a fully diluted basis is not significantly different than the weighted average number of shares computed using the primary method described above.

The pro forma earnings per share gives effect to the conversion of 1,813,289 shares of redeemable convertible preferred stock into an equal number of shares of common stock in conjunction with the Company's public stock offering as if such conversion had occurred. Additionally, the pro forma earnings per share gives effect to the approximately 69,383 shares of common stock which were exchanged in partial consideration of accrued dividends (see note 9).


(k)   USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


(l)   STOCK BASED COMPENSATION

On October 25, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 generally allows companies to retain the current approach set forth in APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") for recognizing stock-based expense in their financial statements in lieu of the new accounting method prescribed by SFAS No. 123 based on the estimated fair value of employee stock options. Companies that do not follow the new fair value based method will be required to provide expanded footnote disclosures. The provisions of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995.

The Company accounts for stock related compensation using APB Opinion No. 25 and will elect to continue using this method in its fiscal 1997 financial statements while providing the expanded footnote disclosures under SFAS No. 123.


(m)   RECLASSIFICATIONS

Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to classifications adopted in 1996.


2.    CHANGES IN CORPORATE STRUCTURE

DTS Acquisition Corporation (DTS AC) was incorporated on August 14, 1990 for the purpose of acquiring all stock of DTS, Inc. The acquisition was consummated on August 20, 1990 and DTS AC commenced operations on that date.

NETRA Inc. ("NETRA"), a Delaware corporation, was formed on October 28, 1992 to effect the purchase of Able Telecommunications, Inc. ("Able"). On February 5, 1993, Able stockholders contributed all outstanding shares of Able to NETRA in a tax-free reorganization pursuant to Section 351 of the Internal Revenue Code of 1986. Able Series A Preferred, Series B Preferred and common stockholders received one share of the respective NETRA shares for each share of Able.

Simultaneously with the NETRA/Able merger described above, DTS AC merged with and into NETRA, leaving NETRA as the surviving entity, in a tax-free reorganization. Following the merger of DTS AC into NETRA, DTS AC's wholly-owned subsidiary, DTS, Inc., was merged with and into Able leaving Able as the surviving entity. Able subsequently changed its name to DTS, Inc. At the consummation of the transaction, NETRA was the parent company with one wholly-owned subsidiary, DTS, Inc. DTS, Inc.'s operations include those of the former DTS, Inc. and Able Telecommunications, Inc. During fiscal year 1994, the Company consolidated the operations of Able from its California location to its Georgia facility. On November 11, 1995, the Board of Directors of NETRA and DTS, Inc. voted to formally merge Digital Transmission Systems, Inc. into NETRA; on December 13, 1995, the name of NETRA was changed to Digital Transmission Systems, Inc. As the NETRA consolidated financial statements prior to and for the year ended June 30, 1995 included DTS, Inc. as a wholly-owned subsidiary, this merger will have no effect on the financial statements included herein.

The DTS, Inc./Able combination described above was accounted for using the purchase method of accounting for financial reporting purposes, with Able deemed to be the purchased entity. In accordance with the purchase method of accounting, the excess of the purchase price over specifically identifiable tangible and intangible net assets of Able was recorded as goodwill. The results of operations of DTS, Inc. and Able have been included in the Company's financial statements from the dates of their respective acquisitions.


3.    INTANGIBLE ASSETS

      Intangible assets consist of the following as of June 30, 1996 and 1995 (in thousands):

                                                        1996             1995
                                                     ----------       ----------

Capitalized product development costs                $      207       $       --
Intangible asset related to the acquisition
        of SKYPLEX rights                                   200               --
Goodwill related to the acquisition of Able                  --              504
                                                     ----------       ----------
                                                            407              504
        Less:  Accumulated amortization                      39              486
                                                     ----------       ----------
                                                     $      368       $       18
                                                     ==========       ==========

      Amortization expense recorded for the years ended June 30, 1996, 1995 and 1994 was $57,000, $183,000 and $121,000 respectively.


4.   INVENTORIES

     Inventories consist of the following at June 30, 1996 and 1995 (in thousands):

                                                        1996             1995
                                                     ----------       ----------

Raw materials                                        $    1,853       $      806
Work in process                                             204              195
Finished goods                                              284              392
                                                     ----------       ----------
                                                     $    2,341       $    1,393
                                                     ==========       ==========

5.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at June 30, 1996 and 1995 (in thousands):

                                                                1996          1995
                                                              --------      --------
Computer and test equipment                                   $  1,202      $    708
Software                                                           167           163
Furniture and fixtures                                              42            72
Leasehold Improvements                                             117            --
                                                              --------      --------
                                                                 1,528           943
        Less:  Accumulated depreciation and amortization         1,083           608
                                                              --------      --------
                                                              $    445      $    335
                                                              ========      ========

6.      ACCRUED LIABILITIES

         Accrued liabilities consist of the following at June 30, 1996 and 1995 (in thousands):

                                                                1996          1995
                                                              --------      --------
Commissions                                                   $    127      $     64
Professional fees                                                  122            23
Employee vacation                                                  106            87
Other                                                               21           121
                                                              --------      --------
                                                              $    376      $    295
                                                              ========      ========

7.       LINE OF CREDIT

         DTS, Inc. has a line of credit agreement with a bank whereby it may borrow up to $1,200,000 through October 31, 1996. Amounts outstanding under this agreement were $0 and $450,000 at June 30, 1996 and 1995, respectively. Borrowings bear interest at the prime rate plus 1% (9.25% and 9% at June 30, 1996 and 1995) and are secured by accounts receivable and inventories. The line is additionally secured by an assignment of $600,000 of the company's investment securities. A commitment fee of .25% is charged on the unused portion of the line of credit.

8.       INCOME TAXES

         The components of the income tax expense (benefit) are as follows (in thousands):

                             Years ended June 30,
                       1996          1995           1994
                     --------      --------       --------
Current
        Federal      $      0      $     10       ($   186)
        State               0            31            (54)
Deferred
        Federal             0           (33)           (27)
        State               0            (6)            (5)
                     --------      --------       --------
                     $      0      $      2       ($   272)
                     ========      ========       ========

The income tax effects of the temporary differences that give rise to significant portions of the Company's deferred tax assets at June 30, 1996 and 1995 are presented below (in thousands):

                                                                1996           1995
                                                              --------       --------
Deferred tax assets:
        Allowance for doubtful accounts                       $     19       $      0
        Inventory valuation allowance                              136            163
        Accrued expenses not deducted
                for tax purposes                                    39            114
        Property and equipment depreciation                         35              8
        Net operating loss carryforwards                         1,486            744
        Product and development tax credit carryforwards           441            345
                                                              --------       --------
Gross deferred tax asset                                         2,156          1,374
Less valuation allowance                                        (1,871)        (1,089)
                                                              --------       --------
        Net deferred tax assets                               $    285       $    285
                                                              ========       ========

The difference between income taxes at the statutory federal income tax rate of 34 percent and income taxes reported in the statement of operations are as follows (in thousands):

                                                             Years ended June 30,
                                                     1996           1995           1994
                                                   --------       --------       --------
Computed expected income tax expense
   (benefit) at federal statutory rate of 34%      $   (810)      $    139       $   (385)
State income taxes, net of federal benefit              (94)            25            (49)
Increase (decrease)  in valuation allowance             782           (233)           118
Other, net                                              122             71             44
                                                   --------       --------       --------
                                                   $     --       $      2       $   (272)
                                                   ========       ========       ========

The valuation allowance for deferred tax assets as of June 30, 1996 and 1995 was $1,871,000 and $1,089,000 respectively. The net change in the total valuation allowance for the years ended June 30, 1996 and 1995 was an increase of approximately $782,000 and a decrease of $233,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $750,000 prior to the expiration of the net operating loss carryforwards in 2005. Taxable (loss) income for the years ended June 30, 1996 and 1995 was approximately ($2,200,000) and $580,000 respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 1996. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At June 30, 1996, the Company has net operating loss carryforwards for federal income tax purposes of $4,371,000 which are available to offset future federal taxable income, if any, through 2005. In addition, the Company has product development tax credit carryforwards of approximately $441,000 which are available to reduce future federal regular income taxes, if any, and have expiration dates ranging from June 30, 2003 through June 30, 2009.

The amount of net operating loss and research and experimentation credit carryforwards may be limited if the Company has an ownership change, as defined in the Internal Revenue Service regulations. In the event of an ownership change, the amount of taxable income of a loss corporation for any postchange year which may be offset by prechange losses shall not exceed the Internal Revenue Code Section 382 limitation for such year. Generally, an ownership change occurs if a 5% stockholder or any equity structure shift increases the percentage of the stock of the loss corporation owned by more than 50 percentage points over the lowest percentage of stock of the loss corporation owned by such stockholders at any time during a three-year look back testing period. The annual Section 382 limitation is equal to the value of the old loss corporation (before the ownership change) multiplied by the Federal long-term, tax exempt rate.



9.    SHAREHOLDERS' EQUITY


AMENDMENT TO THE CERTIFICATE OF INCORPORATION

      Effective March 4, 1996, the date of the Company's public stock offering (the "offering"), the Company's Board of Directors amended the certificate of incorporation of Digital Transmission Systems, Inc. to declare a 3.35 to 1 reverse stock split on all common and redeemable convertible preferred shares authorized, change the par value on both the common stock and the redeemable convertible preferred stock from their original par value of $.00001 and $.0001, respectively to $.0l, and reduce the number of authorized shares of common stock from 20,000,000 to 15,000,000. The amendment also authorized 3,000,000 shares of $.01 par preferred stock. All shares and per share amounts have been restated to reflect the reverse stock split and the change in par value and authorized number of shares of common stock.


CONVERSION OF SERIES A, SERIES B AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK

      Concurrent with the Offering, the Company converted the 358,563, 90,850, and 1,363,876 outstanding shares of Series A, Series B and Series C Redeemable Convertible Preferred Stock respectively, to shares of $.01 par value Common Stock on a 1:1 basis. At the time of the conversion, $523,400 was accrued in dividends on the redeemable convertible preferred stock. The Company paid $200,000 in cash and issued 69,383 shares of common stock as payment for the remainder. The owners of this common stock have retained certain demand registration rights. As of June 30, 1996, the Company has no redeemable convertible preferred stock authorized, issued, or outstanding.


INITIAL PUBLIC OFFERING

      On March 4, 1996, the Company completed the Offering of 1,220,700 units each consisting of one share of common stock and one warrant to purchase one share of common stock at a price of 120% of the unit offering price of $7.50. Through this Offering, the Company raised approximately $6,931,000 net of expenses.

      The shares of common stock and warrants are not detachable or separately transferrable, and may be traded only as part of units until 365 days from the offering date or such earlier date as the underwriter may determine (the "Separation Date").

      Each warrant entitles the holder to purchase one share of common stock commencing on the separation date and continuing until March 4, 2001 at an exercise price of $9 (120% of the initial unit offering price). As of June 30, 1996, 1,220,700 warrants were issued and outstanding. The Company has issued no warrants other than those included in the units sold in the offering.

      A majority of holders of the 2,700,000 shares of common stock outstanding prior to the Offering have entered into agreements that they will not sell any common stock owned by them without the prior written consent of the underwriter for a period of one year from the date of the offering.

      In accordance with the Underwriter's Agreement, the Company issued options to purchase 107,000 units at an exercise price per unit of 165% of the unit offering price of $7.50. The options expire on March 4, 2001.


STOCK OPTION PLANS

      Effective October 1992, the Board of Directors adopted the 1992 Stock Incentive Plan (the "1992 Plan") which provides for the grant of stock options for up to 840,946 shares of common stock. The 1992 Plan also permits the Board of Directors to grant stock appreciation rights, stock bonuses, and restricted stock awards in accordance with the provisions of the Plan. The Plan remains in effect until October 2002 unless sooner terminated by the Board of Directors.

      Options granted under the 1992 Plan may be incentive stock options or non-qualified stock options, as determined by the Board of Directors at the time of grant. Incentive stock options are granted at a price not less than the fair market value of the stock on the grant date, and non-qualified options are granted at a price to be determined by the Board of Directors provided that such exercise price is not less than 85% of the fair market value of the stock on the grant date. Option vesting terms are established by the Board of Directors at the time of grant, and presently range from one to four years. The expiration date of options granted under the 1992 Plan is determined at the time of grant and may not exceed ten years from the date of the grant. At June 30, 1996, there were options outstanding to purchase 593,067 shares of the Company's common stock, of which 309,821 shares were exercisable. There were no options available for grant at June 30, 1996 under the 1992 Plan.

      Effective January 1996, the Board of Directors adopted the 1996 Stock Incentive Plan (the "1996 Plan") which provides for the grant of stock options for up to 200,000 shares of common stock. The 1996 Plan also permits the Board of Directors to grant stock appreciation rights, stock bonuses, and restricted stock awards in accordance with the provisions of the Plan. The Plan remains in effect until January 2006 unless sooner terminated by the Board of Directors.

      Options granted under the 1996 Plan may be incentive stock options or non-qualified stock options, as determined by the Board of Directors at the time of grant. Incentive stock options are granted at a price not less than the fair market value of the stock on the grant date, and non-qualified options are granted at a price to be determined by the Board of Directors provided that such exercise price is not less than 85% of the fair market value of the stock on the grant date. Option vesting terms are established by the Board of Directors at the time of grant, and presently range from one to four years. The expiration date of options granted under the 1996 Plan is determined at the time of grant and may not exceed ten years from the date of the grant. At June 30, 1996, there were options outstanding to purchase 125,076 shares of the Company's common stock, of which no shares were exercisable. There were 74,924 options available for grant at June 30, 1996 under the 1996 Plan.

      The following summarizes stock option activity for the three years ended June 30, 1996:

                                   Number
                                  of Shares     Exercise Price
                                  ---------     ---------------
Outstanding at July 1, 1993        685,444      $.0084 - 1.6750
        Granted                    190,448       .0670 -  .7370
        Exercised                  130,662       .0084 -  .6365
        Canceled or expired         90,242       .0084 -  .6365
                                   -------      ---------------
Outstanding at June 30, 1994       654,988      $.0084 - 1.6750
        Granted                     63,846       .5025 -  .8375
        Exercised                   60,920       .5025 -  .5360
        Canceled or expired        115,713       .0670 -  .5360
                                   -------      ---------------
Outstanding at June 30, 1995       542,201      $.0084 - 1.6750
        Granted                    308,335       .8710 - 10.500
        Exercised                   45,327       .0084 - 1.1725
        Canceled or expired         87,066       .0670 - 1.1725
                                   -------      ---------------
Outstanding at June 30, 1996       718,143      $.0084 - 10.500
                                   =======      ===============

      Unearned compensation expense of $269,000 was recorded as a debit to shareholders' equity for the fiscal year ended June 30, 1996 for 62,089 options issued at an exercise price less than market value. Compensation expense of $81,040 was recorded in the Statement of Operations during the year ended June 30, 1996 for these options that vested during that year.

10. CONCENTRATION OF SALES AND CREDIT RISKS

For the years ended June 30, 1996, 1995 and 1994, 63%, 84% and 90%, respectively, of the Company's revenues were derived from MCI. Additionally, the Company's accounts receivable from MCI represented 52% and 77% of total accounts receivable at June 30, 1996 and June 30, 1995 respectively. There was no bad debt expense related to MCI recorded for any of the years presented.

For the years ended June 30, 1996, 1995 and 1994, international sales were approximately 10%, 5% and 0%, respectively, of total sales of the Company. International sales and gross profit were as follows (in thousands):

                           Years ended June 30,
                    1996          1995          1994
                  --------      --------      --------
Sales             $  1,200      $    483      $   --

Gross profit      $    254      $    258      $   --

11.      COMMITMENTS AND CONTINGENCIES

(a)      LEASES

         The Company leases a building and certain equipment under noncancelable operating lease agreements which expire at various times through 2001 and provide for minimum annual rentals as follows:

      Year ending
        June 30,                 (in thousands)
    ----------------              ------------
       1997                              $321
       1998                               210
       1999                                74
       2000                                15
       2001                                 3
                                  ------------
                                         $623
                                  ============

Rental expense under all lease agreements for the years ended June 30, 1996, 1995 and 1994 was approximately $450,000, $404,000 and $408,000 respectively.


(b)      401(K) PLAN

      The Company sponsors the Digital Transmission Systems, Inc. 401(k) Savings Plan (the "Plan") for the benefit of eligible employees and their beneficiaries. Employees may elect to contribute from 1% to 20% of their gross compensation to the Plan. The Company can make an annual matching contribution equal to a percentage of the amount contributed by the employee. The Company can also make an additional annual discretionary contribution that is allocated to employees based upon relative levels of compensation. The Company elected to make no contributions to the Plan during the years ended June 30, 1996, 1995 and 1994.


(c)   R&D AGREEMENTS

      The Company has agreements with certain outside sub-contractors for the development of new product technology. The agreements define milestones which, upon completion, call for the payment of agreed upon fees. Portions of these payments are capitalized (see note 1).

12.   SUBSEQUENT EVENTS

      On August 9, 1996, one of the Company's suppliers, Comptronix Corporation, filed for protection under Chapter 11 of the Federal Bankruptcy Code. The Company has not experienced delays in any shipments from that date through the present time.

  REPORT OF INDEPENDENT AUDITORS

  The Board of Directors and Shareholders of
  Digital Transmission Systems, Inc.


  We have audited the accompanying balance sheet of Digital Transmission Systems, Inc. as of June 30, 1996 and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of Digital Transmission Systems, Inc. as of June 30, 1995 and for the two year period then ended, were audited by other auditors whose report thereon dated July 25, 1995, expressed an unqualified opinion on those statements.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of Digital Transmission Systems, Inc. as of June 30, 1996, and the results of operations and its cash flows for the year ended in conformity with generally accepted accounting principles.



                                                  /s/ KPMG Peat Marwick LLP

                                                  KPMG PEAT MARWICK LLP


       Atlanta, Georgia
       August 22, 1996

  REPORT OF INDEPENDENT AUDITORS

  The Board of Directors and Shareholders of
  Digital Transmission Systems, Inc.


  In our opinion, the accompanying balance sheets and the related statements of operations, of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Digital Transmission Systems, Inc. at June 30, 1995 and the results of its operations and its cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                     /s/ Price Waterhouse LLP

                                                     PRICE WATERHOUSE LLP


       Atlanta, Georgia
       July 25, 1995

                               INDEX TO EXHIBITS



    EXHIBIT
    NUMBER                   DESCRIPTION
    *3.1      -  Form of Amended and Restated Certificate of Incorporation of the Company.
    *3.2      -  Form of Amended and Restated Bylaws of the Company.

    *4.1      -  See Article 4 of the Company's Amended and Restated Certificate of Incorporation -- located within
                           Exhibit 3.1.
    *4.2      -  See Article 3 of the Company's Amended and Restated Bylaws located within
                           Exhibit 3.2.

    *10.1     -  Loan Agreement, dated October 10, 1995, by and between the Company and
                           SunTrust Bank.
    *10.2     -  Lease Agreement, dated September 14, 1994, by and between the Company and
                           Advanta Leasing Corp.
    *10.3     -  The Company's 401 (K) Savings Plan.
    *10.4     -  Lease Agreement, dated January 28, 1991, by and between the Company and
                           Colonial Pacific Leasing Corporation.
    *10.5     -  Lease Agreement, dated January 4, 1994, by and between the Company and Amplicon, Inc.
    *10.6     -  Form of Reseller Agreement.
    *10.7(1)  -  Proprietary Information, Noncompetition and Inventions Agreement, dated
                           August 20, 1990, by and between the Company and Thomas C. Mock
    *10.8     -  Form of Confidentiality and Invention Assignment Agreement.
    *10.9(1)  -  Proprietary Information, Noncompetition and Invention Agreement, dated August
                           20, 1990, by and between the Company and James W. Chamberlin
    *10.10    -  Acquisition Agreement, dated December 1, 1995, by and between the Company and Technology Ventures International, Inc.
    *10.11    -  Lease Agreement, dated March 19, 1993, by and between New England Mutual
                           Life Insurance Company and the Company.
    *10.12    -  Manufacturing Agreement, dated May 8, 1995, by and between the
                           Company and Comptronix Corporation.
    *10.13(1) -  FY95 Employee Profit Sharing Plan.
    *10.14(1) -  FY96 Management Bonus Plan.
    *10.15(1) -  1992 Stock Incentive Plan.
    *10.16(1) -  FY96 Sales Commission Plan for Bobby Boykin.
    *10.17    -  Equipment Lease, dated December 17, 1991, by and between the Company and
                           General Electric Capital Corporation.
    *10.18(1) -     Form of Employment Agreement to be entered into by and between the Company and each of Mr. Salazar, Mr. Boykin and Mr. Nelson.
    *10.19(1) -     1996 Incentive Compensation Plan.
    *10.20    -  Form of Consent of Series C Preferred Stockholders.
    *10.21    -  Agreement, dated January 7, 1994, by and between the Company and Wiltron
                           Company.
     10.22(1) -  Digital Transmission Systems, Inc. Employee Stock Purchase Plan

     11.1  -    Form of Statement of computation of per share earnings (loss)

     27    -    Financial Data Schedule (for SEC use only)




    * Incorporated by reference to the corresponding exhibit of the Registrant's registration statement on Form SB-2 (File Number 1-14198).

    (1) Constitutes a management contract or compensatory plan or arrangement required to be filed.