Form 10-Q
period 1996-09-30
DIGITAL TRANSMISSION SYSTEMS INC \DE\
filed 1996-11-14
CIK 1005179

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

             {x} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1996

             { }TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period From     to
                                                  ----  ----

                            ---------------------

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes {x}   No { }

The number of shares outstanding of the registrant's common stock as of September 30, 1996 was 3,959,528.

Transitional Small Business Disclosure Format (check one):   Yes { }   No {x}
===============================================================================

                       DIGITAL TRANSMISSION SYSTEMS INC.
                                  FORM 10-QSB

                    For the Quarter Ended September 30, 1996

                                     INDEX


                                                                                        PAGE
                                                                                       NUMBER
                                                                                       ------
PART I.       FINANCIAL INFORMATION


Item 1.       Financial Statements:

              Balance Sheets at September 30, 1996 (Unaudited) and June 30, 1996             3

              Statements of Operations for the Three Months
              ended September 30, 1996 and 1995(Unaudited)
                                                                                             4

              Statements of Cash Flows for the Three Months Ended
              September 30, 1996 and 1995 (Unaudited)
                                                                                             5

              Notes to Interim Financial Statements (Unaudited)
                                                                                             6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                                                                                             7

PART II.      OTHER INFORMATION

Items 1 - 5.  Not applicable

Item 6.       Exhibits and Reports on Form 8-K                                              12

              Signatures                                                                    13

Exhibit 10.1  Employee Stock Purchase Plan                                                  14

Exhibit 11.1  Statement of Computation of per share loss                                    22

Exhibit 27.0  Financial Data Schedule  (SEC use only)                                       23


                        PART I. FINANCIAL INFORMATION

                       Digital Transmission Systems, Inc.

                                 Balance Sheets
                        (in thousands, except share data)



                                                                       September 30, 1996
                                                                          Unaudited           June 30, 1996
                                                                       ------------------     --------------
                                                    ASSETS
Current assets:
Cash and cash equivalents                                                $    654              $  1,586
Investment securities                                                       1,000                 2,001
Trade accounts receivable, net of allowances of $65 and
   $50 at September 30 and June 30, 1996, respectively                      3,583                 3,595
Other receivables                                                             120                    75
Inventories                                                                 3,822                 2,341
Prepaid expenses                                                              341                   262
Deferred tax benefit                                                          250                   250

                                                                         --------              --------
   Total current assets                                                     9,770                10,110
                                                                         --------              --------

Property and equipment, net of accumulated
   depreciation and amortization                                              585                   445
                                                                         --------              --------

Other Assets
  Deferred tax benefit                                                         35                    35
  Capitalized product development                                             760                   207
  Intangible assets                                                           145                   161
  Other assets                                                                 26                    26

                                                                         --------              --------

Total assets                                                             $ 11,321              $ 10,984
                                                                         ========              ========


                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                                               $  2,783              $  1,901
  Accrued liabilities                                                         475                   376
  Warranty accrual                                                             95                   102
                                                                         --------              --------
      Total current liabilities                                             3,353                 2,379
                                                                         --------              --------



Shareholders' equity:

Preferred stock; 3,000,000 shares authorized;
   0 issued and outstanding                                                  --                    --
Common stock -- $.01 par value; 15,000,000 shares authorized;
   3,959,528 and 3,920,700 issued and outstanding
   at September 30 and June 30, 1996, respectively                             40                    39
Additional paid-in capital                                                 11,164                11,137
Deferred compensation                                                        (176)                 (188)
Accumulated deficit                                                        (3,060)               (2,383)
                                                                         --------              --------
   Total shareholders' equity                                               7,968                 8,605

Commitments and contingencies

                                                                         --------              --------
                                                                            7,968                 8,605
                                                                         --------              --------
   Total liabilities and shareholders' equity                            $ 11,321              $ 10,984
                                                                         ========              ========


                 See accompanying notes to financial statements.

                       Digital Transmission Systems, Inc.

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                                         Three months ended September 30
                                                                         -------------------------------
                                                                            1996                  1995
                                                                          Unaudited            Unaudited
                                                                         ----------         ------------


Net sales                                                                $  3,000              $  1,905
Cost of sales                                                               1,723                 1,072
                                                                         --------              --------
   Gross profit                                                             1,277                   833
                                                                         --------              --------

Selling, general and administrative                                         1,302                   983
Product development                                                           727                   580
                                                                         --------              --------
   Total operating expenses                                                 2,029                 1,563
                                                                         --------              --------

   Operating income  (loss)                                                  (752)                 (730)

Other income (expense), net                                                    75                    (9)
                                                                         --------              --------
Income (loss) before income tax expense                                      (677)                 (739)

Income tax benefit (expense)                                                 --                    --
                                                                         ========              ========
Net loss                                                                 $   (677)             $   (739)
                                                                         ========              ========
Accretion of redemption value and
  dividends accrued on redeemable convertible
  preferred stock                                                            --                      85
                                                                         --------              --------
Net loss attributable to
  common shareholders                                                        (677)                 (824)
                                                                         ========              ========
Net loss per common and common
  equivalent shares for 1996 and per pro forma
  common shares for 1995  (see note 2)                                   $  (0.17)             $  (0.28)
                                                                         ========              ========
Weighted average common and common
  equivalent shares outstanding for 1996 and
  pro forma shares outstanding for 1995                                     3,921                 2,655
                                                                         ========              ========


      See accompanying notes to financial statements.

                       Digital Transmission Systems, Inc.

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                         Three months ended September 30
                                                                         -------------------------------
                                                                           1996                  1995
                                                                          Unaudited            Unaudited
                                                                         ----------            ---------
Cash flows from operating activities:
  Net loss                                                               $   (677)             $   (739)

  Adjustments to reconcile net loss
   to net cash used in operating activities:

     Depreciation and amortization                                            138                    89
     Change in valuation reserves                                              15                  --
     Amortization of deferred compensation expense                             12                  --

  Changes in assets and liabilities:
     Trade and other accounts receivable                                      (48)                  434
     Inventories                                                           (1,481)                  (32)
     Prepaid expenses                                                         (79)                    5
     Trade accounts payable                                                   882                   240
     Accrued liabilities                                                       99                  (170)
     Warranty reserve                                                          (7)                 --
     Other                                                                   --                    --

                                                                         --------              --------
Net cash used in operating activities                                      (1,146)                 (173)
                                                                         --------              --------


Cash flows from investing activities:
  Purchases of property and equipment                                        (261)                  (77)
  Additions to capitalized product development costs                         (554)                 --
  Proceeds from maturity of investment securities                           1,001                  --
                                                                         --------              --------
Net cash provided by (used in) investing activities                           186                   (77)
                                                                         --------              --------

Cash flows from financing activities:
  Net borrowings under
    line of credit agreement                                                 --                     300
  Proceeds from exercise of stock options                                      28                  --

                                                                         --------              --------
Net cash provided by financing activities                                      28                   300
                                                                         --------              --------

Net increase (decrease) in cash and cash equivalents                         (932)                   50

Cash and cash equivalents at beginning of year                              1,586                 1,357
                                                                         ========              ========
Cash and cash equivalents at end of year                                 $    654              $  1,407
                                                                         ========              ========

Supplemental disclosure of cash paid for income taxes and interest
    Cash paid for income taxes                                           $      1              $   --
    Cash paid for interest                                               $      1              $     13

     See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   Unaudited

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 1996.

There have been no changes to the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of the Notes to Financial Statements in the Company's Annual Report on Form 10-KSB.


2. INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share for the three months ended September 30, 1996, is computed using the weighted average number of outstanding shares of common stock and common stock equivalents (when dilutive). Common stock equivalents consist of the Company's common stock issuable upon the exercise of stock options and warrants using the treasury stock method. Net income (loss) per share computed on a fully diluted basis is not significantly different than the weighted average number of shares computed using the primary method described above.

For the three months ended September 30, 1995, net income (loss) per share is computed using pro forma shares outstanding, giving effect to the conversion of 1,813,289 shares of redeemable convertible preferred stock into an equal number of shares of common stock in conjunction with the Company's public stock offering on March 4, 1996. Additionally, the pro forma earnings per share gives effect to the issuance of 69,383 shares of common stock in exchange as partial consideration for accrued dividends on preferred stock.

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

DTS has been and currently is a major supplier for T1 and T3 network control systems to MCI and T1 network control systems to Sprint. Sales to MCI have been
significant in each of the last four fiscal years.   MCI sales accounted for
63% of net sales for the year ended June 30, 1996, down from 84% in the previous year. The Company's strategy for the past two years, while maintaining its established relationships with MCI and Sprint, has been to leverage its technology and develop new network access products and sales channels for domestic and international markets. As part of that strategy, the Company has focused its direct sales force on the wireless infrastructure market in the U.S. and has engaged resellers for the telecommunications markets of developing countries in Latin America, Asia and Eastern Europe. The result of this marketing strategy is reflected in the growth in sales of the newer network access products - FlexT1/E1, SKYPLEX and SKYPLEX II/FlexAir.


Results of Operations

Three Months Ended September 30, 1996 and September 30, 1995

The following table sets forth certain financial data derived from the Company's statement of operations for the three months ended September 30, 1996 and September 30, 1995.

                                         Three months ended                Three months ended
                                         September 30, 1996                September 30, 1995
                                        -----------------------         ------------------------
                                                          % of                             % of
                                           $              Sales             $              Sales
                                        ------            -----         ------             -----
Net sales                               $3,000             100          $1,905              100
Gross profit                             1,277              43             833               44
Product development                        727              24             580               30
Selling, general and administrative      1,285              43             983               52
Net income (loss)                         (677)            (23)           (739)             (39)


Net Sales. Net sales increased by 57%, to $3,000,000 for the three months ended September 30, 1996 from $1,905,000 for the three months ended September 30, 1995. The sales mix, and the corresponding percentage of total sales of the Company's products, is set forth in the chart below:

                                                                                  Percentage of
                                                                                     total
                                                Three months ended              Three months ended
                                                   September 30,                  September 30,
                                                 1996           1995            1996            1995
                                                ------          -----           ----            ----
MCI network control                             $1,340          $1,353            45             71
Other network control                              371             235            12             12
FlexT1/E1                                          584              94            20              5
SKYPLEX and SKYPLEX II/FlexAir                     605              26            20              2
DIV modem                                           94             173             3              9
Other products                                       6              24             0              1


For the three months ended September 30, 1996 and 1995, MCI accounted for 45% and 71% of net sales, respectively. Results for the three months ended September 30, 1996 reflect a shift in product mix to the Company's newer products- FlexT1/E1, SKYPLEX and SKYPLEX II/FlexAir. The Company's recently developed FlexT1/E1 product accounted for 19% of sales for the three months ended September 30, 1996, as compared to 5% for the three months ended September 30, 1995. The SKYPLEX and SKYPLEX II/FlexAir line accounted for 20% of sales for the three months ended September 30, 1996, reflecting sales to markets in Latin America and Asia, up from 1% of sales for the three months ended September 30, 1995.

Gross Profit. Cost of sales consists of component costs, compensation costs and the overhead costs related to the production and shipping of the Company's products, along with the support and warranty expense associated with such products. Gross profit increased by 53%, to $1,277,000 for the three months ended September 30, 1996 from $833,000 for the three months ended September 30, 1995. As a percentage of sales, gross profit decreased slightly to 43% for the three months ended September 30, 1996 from 44% for the three months ended September 30, 1995.

Product Development.   Product development expense consists of personnel costs,
consulting, prototyping, supplies and depreciation expenses. Product development expenses increased by 25%, to $727,000 for the three months ended September 30, 1996 from $580,000 for the three months ended September 30, 1995. Additionally, the Company incurred $520,000 of costs of sub-contracted development that were capitalized. This increase resulted from increased engineering investment in new products for the FlexT1/E1 and FlexAir product lines. Management expects that this trend of increasing product development expense will continue as the Company further develops its product lines. As a percentage of sales, product development costs were 24% for the three months ended September 30, 1996 and 30% for the three months ended September 30, 1995.

Selling, General and Administrative.   Selling expense consists primarily of
compensation costs for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of compensation expenses for administrative and finance personnel, as well as accounting, legal and consulting fees. Selling, general and administrative expense increased by 28%, to $1,285,000 for the three months ended September 30, 1996 from $1,005,000 for the three months ended September 30, 1995. Total selling, general and administrative costs were 43% of total sales for the three months ended September 30, 1996, which was down from 53% of sales for the three months ended September 30, 1995. Selling expense increased by 70%, to $759,000 for the three months ended September 30, 1996 from $447,000 for the three months ended September 30, 1995. This increase was due primarily to the hiring of international sales staff and expansion of the Company's international sales efforts. Management expects to continue to expand the Company's international and domestic sales and marketing effort and intends to increase the Company's sales and marketing expenditures. Marketing expenditures decreased from $340,000 to $247,000 during the same period, primarily due to the timing of certain advertising costs which will occur later in the fiscal year. General and administrative expenses increased by 28%, to $279,000 for the three months ended September 30, 1996 from $218,000 for the three months ended September 30, 1995. This increase is a result of recruiting costs incurred in the first quarter for new management and staff, as well as general increases in costs to support the 57% increase in revenues.

Net Loss.   The net loss decreased to $677,000 for the three months ended
September 30, 1996 from $739,000 for the three months ended September 30, 1995. This improvement was the result of an increase in gross profit of $444,000, related to the increase in total sales, with a corresponding net increase in all other expenses of only $382,000.

Liquidity and Capital Resources

At September 30, 1996, the Company had approximately $1,654,000 in cash and short-term investments.

The Company has a bank line of credit in place with SunTrust Bank, Atlanta which makes available $1,200,000 in borrowings secured by the Company's accounts receivable and $600,000 of investment securities. At September 30, 1996, there were no outstanding borrowings on the line of credit. A commitment fee of one quarter of one percent is due on the unused portion of the facility. The line of credit agreement expires on October 31, 1997.

For the three months ended September 30, 1996, the Company used $1,146,000 in cash from operating activities as compared to $173,000 for the same period the previous year. This change of $973,000 was primarily due to an increase in inventory of $1,481,000. During the quarter, the Company accelerated shipments from its primary supplier, Comptronix Corporation, upon learning that Comptronix had filed for bankruptcy protection. On October 22, 1996, Comptronix received approval to be purchased by Sanmina Corporation of California. The Company does not expect to experience any disruption in its supply of products from Comptronix or any of its other suppliers. In addition, $512,000 of cash was used in the Company's net loss for the period, as adjusted for changes in depreciation, amortization and reserves. Cash outflows were partially offset by increases in accounts payable and accrued liabilities of $981,000.

The Company purchased $261,000 and $77,000 of property, plant and equipment during the three months ended September 30, 1996 and 1995, respectively. In addition, the Company capitalized certain product development expenses paid to outside contractors. During the three months ended September 30, 1996, the Company capitalized $554,000 of such costs. The Company realized cash from the maturities of $1,001,000 of short-term investments during the three months ended September 30, 1996, resulting in net cash flows provided by investing activities to $186,000.

The Company expects its cash balances and available borrowing facilities will be sufficient to fund its currently anticipated level of cash needs for the next twelve months.


Seasonality

The Company's sales are subject to quarterly fluctuations mainly due to the purchasing cycle of the Company's primary customer, MCI. The Company's business plan is to continue the diversification of its product offerings, further develop its distribution channels and further expand its customer base. The Company believes that the implementation of this plan will decrease the seasonality of its sales. The Company typically operates with a backlog of orders for its network control equipment, but carries little backlog for the FlexTl/E1 and FlexAir and other products.

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

                          Part II. OTHER INFORMATION


Items 1, 2, 3, 4 and 5 are not applicable.


Item 6. Exhibits and Reports on Form 8-K

(A)      Exhibits

         Exhibit
         Number          Description of Exhibits
         -----           -----------------------

         10.1            Stock Purchase Plan

         11.1            Statement of computation of per
                         share earnings (loss)

         27.0            Financial Data Schedule (for SEC use only)


(B)      Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Digital Transmission Systems, Inc.



Date: November 14, 1996              By:  Andres C. Salazar,
                                         --------------------------
                                          Andres C. Salazar,
                                          President and
                                          Chief Executive Officer



Date: November 14, 1996              By:  Roger E. Maloch
                                         --------------------------
                                          Roger E. Maloch, Chief
                                          Financial Officer,
                                          Vice President of Finance
                                          and Administration
                                          (Principal Financial
                                          Officer and Principal
                                          Accounting Officer