Form 10QSB
period 1996-12-31
DIGITAL TRANSMISSION SYSTEMS INC \DE\
filed 1997-02-14
CIK 1005179

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

                For the Quarterly Period Ended December 31, 1996

             { }TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period From _____ to _____

                         Commission File Number 1-14198

                              -----------------

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

The number of shares outstanding of the registrant's common stock as of December 31, 1996 was 3,959,640.

Transitional Small Business Disclosure Format (check one):   Yes { }   No {x}
===============================================================================

                       DIGITAL TRANSMISSION SYSTEMS INC.
                                  FORM 10-QSB

                    FOR THE QUARTER ENDED DECEMBER 31, 1996

                                     INDEX


                                                                                              PAGE
                                                                                             NUMBER
                                                                                             ------
PART I.            FINANCIAL INFORMATION

Item 1.            Financial Statements:

                   Balance Sheets at December 31, 1996 (Unaudited) and June 30, 1996           3

                   Statements of Operations for the Three Months
                   ended December 31, 1996 and 1995 (Unaudited)                                4

                   Statements of Operations for the Six Months                                 5
                   ended December 31, 1996 and 1995 (Unaudited)

                   Statements of Cash Flows for the Six Months ended
                   December 31, 1996 and 1995 (Unaudited)                                      6

                   Notes to Interim Financial Statements (Unaudited)                           7

Item 2.            Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                               8

PART II.           OTHER INFORMATION

Items 1 - 5.       Not applicable

Item 6.            Exhibits and Reports on Form 8-K                                           14

                   Signatures                                                                 15


Exhibit 11.1       Statement of Computation of per share loss                                 16

Exhibit 27.0       Financial Data Schedule  (SEC use only)                                    17


                         PART I. FINANCIAL INFORMATION

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                                 BALANCE SHEETS
                       (in thousands, except share data)

                                                                 December 31, 1996     June 30, 1996
                                                                    Unaudited
                                          ASSETS                 -----------------     -------------
 Current assets:
 Cash and cash equivalents                                           $   230              $ 1,586
 Investment securities                                                 1,001                2,001
 Trade accounts receivable, net of allowances of $80 and
    $50 at December 31 and June 30, 1996, respectively                 4,168                3,595
 Other receivables                                                       106                   75
 Inventories                                                           3,313                2,341
 Prepaid expenses                                                        221                  262
 Deferred tax benefit                                                    250                  250
                                                                     -------              -------
    Total current assets                                               9,289               10,110
                                                                     -------              -------
 Property and equipment, net of accumulated
    depreciation and amortization                                        885                  445
                                                                     -------              -------
 Other Assets
   Deferred tax benefit                                                   35                   35
   Intangible assets                                                   1,275                  368
   Other assets                                                           26                   26
                                                                     -------              -------
 Total assets                                                        $11,510              $10,984
                                                                     =======              =======

                            LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
   Accounts payable - trade                                           $2,654               $1,901
   Accrued liabilities                                                   292                  376
   Warranty accrual                                                       99                  102
   Line of credit                                                      1,147                    -
                                                                     -------              -------
       Total current liabilities                                       4,192                2,379
                                                                     -------              -------
 Shareholders' equity:

 Preferred stock; 3,000,000 shares authorized;
    0 issued and outstanding                                               -                    -
 Common stock -- $.01 par value; 15,000,000 shares authorized;
    3,959,640 and 3,920,700  issued and outstanding
    at December 31 and June 30, 1996, respectively                        40                   39
 Additional paid-in capital                                           11,169               11,137
 Deferred compensation                                                  (164)                (188)
 Accumulated deficit                                                  (3,727)              (2,383)
                                                                     -------              -------
    Total shareholders' equity                                         7,318                8,605

 Commitments and contingencies                                             -                    -
                                                                     -------              -------
                                                                       7,318                8,605
                                                                     -------              -------
    Total liabilities and shareholders' equity                       $11,510              $10,984
                                                                     =======              =======


 See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)

                                                           THREE MONTHS ENDED DECEMBER 31
                                                           ------------------------------
                                                             1996                1995
                                                           Unaudited           Unaudited
                                                           ---------           ---------
 Net sales                                                   3,678               2,736

 Cost of sales                                               2,189               1,516
                                                            ------              ------
    Gross profit                                             1,489               1,220
                                                            ------              ------
 Selling, general and administrative                         1,493                 942
 Product development                                           648                 570
                                                            ------              ------
    Total operating expenses                                 2,141               1,512
                                                            ------              ------
    Operating income (loss)                                   (652)               (292)

 Other income (expense), net                                   (15)                 34
                                                            ------              ------
 Income (loss) before income tax expense                      (667)               (258)

 Income tax benefit (expense)                                    -                   -
                                                            ------              ------
Net Loss                                                     ($667)              ($258)
                                                            ======              ======
Accretion of redemption value and
  dividends accrued on redeemable convertible
  preferred stock                                               -                   84
                                                            ------              ------
 Net loss attributable to
   common shareholders                                        (667)               (342)
                                                            ======              ======
 Net loss per common and common
   equivalent shares for 1996 and per pro forma
   common shares for 1995  (see note 2)                     ($0.17)             ($0.09)
                                                            ======              ======
 Weighted average common and common
   equivalent shares outstanding for 1996 and
   pro forma shares outstanding for 1995                     3,960               2,719
                                                            ======              ======
 Pro forma net income (loss) per share:
   Net income (loss)                                                              (258)
                                                                                ======
   Pro forma net income (loss) per share                                        ($0.09)
                                                                                ======
   Pro forma common shares outstanding                                           2,987
                                                                                ======

 See accompanying notes to financial statements.

                      DIGITAL TRANSMISSION SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                          SIX MONTHS ENDED DECEMBER 31
                                                          -----------------------------
                                                             1996                1995
                                                          Unaudited           Unaudited
                                                          ---------           ---------
 Net sales                                                   6,678               4,641

 Cost of sales                                               3,912               2,588
                                                           -------              ------
    Gross profit                                             2,766               2,053
                                                           -------              ------
 Selling, general and administrative                         2,795               1,925
 Product development                                         1,376               1,150
                                                           -------              ------
    Total operating expenses                                 4,171               3,075
                                                           -------              ------
    Operating income (loss)                                 (1,405)             (1,022)

 Other income (expense), net                                    61                  25
                                                           -------              ------
 Income (loss) before income tax expense                    (1,344)               (997)

 Income tax benefit (expense)                                    -                   -
                                                           -------              ------
 Net loss                                                  ($1,344)              ($997)
                                                           =======              ======
 Accretion of redemption value and
   dividends accrued on redeemable convertible
   preferred stock                                               -                 169
                                                           -------              ------
 Net loss attributable to
   common shareholders                                      (1,344)             (1,166)
                                                           =======              ======
 Net loss per common and common
   equivalent shares for 1996 and per pro forma
   common shares for 1995  (see note 2)                     ($0.34)             ($0.37)
                                                           =======              ======
 Weighted average common and common
   equivalent shares outstanding for 1996 and
   pro forma shares outstanding for 1995                     3,940               2,718
                                                           =======              ======
 Pro forma net income (loss) per share:
   Net income (loss)                                                              (997)
                                                                                ======
   Pro forma net income (loss) per share                                        ($0.33)
                                                                                ======
   Pro forma common shares outstanding                                           2,987
                                                                                ======

 See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                        SIX MONTHS ENDED DECEMBER 31
                                                                        ----------------------------
                                                                          1996               1995
                                                                        Unaudited          Unaudited
                                                                        ---------          ----------
Cash flows from operating activities:
  Net loss                                                                 ($1,344)             ($997)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
     Depreciation and amortization                                             299                165
     Change in valuation reserves                                              (61)                 -
     Amortization of deferred compensation expense                              24                 42

  Changes in assets and liabilities:
     Trade and other accounts receivable                                      (634)              (466)
     Inventories                                                              (881)                19
     Prepaid expenses                                                           41               (257)
     Trade accounts payable                                                    753                953
     Accrued liabilities                                                       (84)                10
     Warranty reserve                                                           (3)                 -
                                                                           -------            -------
Net cash used in operating activities                                       (1,891)              (531)
                                                                           -------            -------
Cash flows from investing activities:
  Purchases of property and equipment                                         (706)              (119)
  Additions to capitalized product development costs                          (940)                 -
  Proceeds from maturity of investment securities                            1,000                  -
                                                                           -------            -------
Net cash provided by (used in) investing activities                           (645)              (119)
                                                                           -------            -------
Cash flows from financing activities:
  Net borrowings under
    line of credit agreement                                                 1,147                750
  Proceeds from exercise of stock options                                       33                  2
                                                                           -------            -------
Net cash provided by financing activities                                    1,180                752
                                                                           -------            -------
Net increase (decrease) in cash and cash equivalents                        (1,356)               102

Cash and cash equivalents at beginning of period                             1,586              1,357
                                                                           -------            -------
Cash and cash equivalents at end of period                                 $   230            $ 1,459
                                                                           =======            =======
Supplemental disclosure of cash paid for income taxes and interest
    Cash paid for income taxes                                             $     1            $     -
    Cash paid for interest                                                 $     9            $    37

Supplemental disclosure of noncash investing and financing activities:
  Note issued for purchase of SKYPLEX                                      $     -            $   200

See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                   UNAUDITED


1.  DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Digital Transmission Systems, Inc. (the "Company") designs, manufactures, markets and services a broad range of telecommunications products for domestic and international sale. The Company's primary customers are long distance carriers, wireless and internet service providers. The Company's products, consisting of proprietary software and hardware modules, facilitate the control, monitoring and efficient transmission of high-speed digital information through public or private telecommunications networks.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 1996.

There have been no changes to the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of the Notes to Financial Statements in the Company's Annual Report on Form 10-KSB.


2. INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share for the three months and six months ended December 31, 1996, is computed using the weighted average number of outstanding shares of common stock and common stock equivalents (when dilutive). Common stock equivalents consist of the Company's common stock issuable upon the exercise of stock options and warrants using the treasury stock method. Net income (loss) per share computed on a fully diluted basis is not significantly different than the weighted average number of shares computed using the primary method described above.

For the three months and six months ended December 31, 1995, net income (loss) per share is computed using pro forma shares outstanding, giving effect to the conversion of 1,813,289 shares of redeemable convertible preferred stock into an equal number of shares of common stock in conjunction with the Company's public stock offering on March 4, 1996. Additionally, the pro forma earnings per share gives effect to the issuance of 69,383 shares of common stock in exchange as partial consideration for accrued dividends on preferred stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Digital Transmission Systems, Inc. (DTS) designs, manufactures, markets and services a broad range of telecommunications products worldwide. The Company's primary customers are long distance carriers and wireless and internet service providers. The Company's products, consisting of proprietary software and hardware modules, facilitate the control, monitoring and efficient transmission of high-speed digital information through public or private telecommunications networks.

DTS has been and currently is a major supplier for T1 and T3 network control systems to MCI. Sales to MCI have been significant in each of the last four
fiscal years.   MCI sales accounted for 63% of net sales for the year ended
June 30, 1996, down from 84% in the previous year. For the six months ended December 31, 1996, MCI accounted for 40% of total revenues. The Company's strategy for the past two years, while maintaining its established relationships with MCI and Sprint, has been to leverage its technology and develop new network access products and sales channels for domestic and international markets. As part of that strategy, the Company has focused its direct sales force on the wireless infrastructure market in the U.S. and has engaged resellers for the telecommunications markets of developing countries in Latin America, Asia and Eastern Europe. The result of this marketing strategy is reflected in the growth in sales of the newer network access products - FlexT1/E1, SKYPLEX and SKYPLEX II/FlexAir.


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

The following table sets forth certain financial data derived from the Company's statement of operations for the three months ended December 31, 1996 and December 31, 1995.

                                     THREE MONTHS ENDED   THREE MONTHS ENDED
                                     DECEMBER 31, 1996    DECEMBER 31, 1995
                                     ------------------   ------------------
                                               % of                   % of
                                        $      Sales        $         Sales
                                      ------   -----      ------      -----
Net sales                             $3,678    100       $2,736      100
Gross profit                           1,489     40        1,220       45
Product development                      648     18          570       21
Selling, general and administrative    1,493     41          942       34
Net income (loss)                       (667)   (18)        (258)      (9)

Net Sales. Net sales increased by 34%, to $3,678,000 for the three months ended December 31, 1996 from $2,736,000 for the three months ended December 31, 1995. The sales mix, and the corresponding percentage of total sales of the Company's products, is set forth in the chart below:

                                                        PERCENTAGE OF
                                                            TOTAL
                                  THREE MONTHS ENDED  THREE MONTHS ENDED
                                      DECEMBER 31,        DECEMBER 31,
                                  ------------------  ------------------
                                     1996    1995        1996    1995
                                    ------  ------       ----    -----
MCI network control                 $1,340  $1,941        36      71
Other network control                  238     150         7       6
Flex T1/E1                           1,232     412        34      15
SKYPLEX and SKYPLEX II/FlexAir         700     110        19       4
DIV modem                               44      66         1       2
Other products                         124      57         3       2

For the three months ended December 31, 1996 and 1995, MCI accounted for 36% and 71% of net sales, respectively. Results for the three months ended December 31, 1996 reflect a shift in product mix to the Company's newer products-FlexT1/E1, SKYPLEX and SKYPLEX II/FlexAir. The FlexT1/E1 product accounted for 34% of sales for the three months ended December 31, 1996, as compared to 15% for the three months ended December 31, 1995. The SKYPLEX and SKYPLEX II/FlexAir line accounted for 19% of sales for the three months ended December 31, 1996, primarily reflecting sales to markets in Latin America and Asia, up from 4% of sales for the three months ended December 31, 1995.

Gross Profit. Cost of sales consists of component costs, compensation costs and the overhead costs related to the production and shipping of the Company's products, along with the support and warranty expense associated with such products. Gross profit increased by 22%, to $1,489,000 for the three months ended December 31, 1996 from $1,220,000 for the three months ended December 31, 1995. As a percentage of sales, gross profit decreased slightly to 41% for the three months ended December 31, 1996 from 45% for the three months ended December 31, 1995. The decrease in gross margin percentage is due to the increase in total sales of the Flex and SKYPLEX product lines in relation to the total sales for the Company. Gross margins are still lower for these new products than for the Company's more mature products. Margins for these products will begin to increase as sales volumes reach levels high enough to realize certain economies of scale in production and handling costs.


Product Development.   Product development expense consists of personnel costs,
consulting, prototyping, supplies and depreciation expenses. Product development expenses increased by 14%, to $648,000 for the three months ended December 31, 1996 from $570,000 for the three months ended December 31, 1995. Additionally, the Company incurred $387,000 of costs of sub-contracted product development that were capitalized. This increase resulted from increased engineering investment in new products for the FlexT1/E1 and FlexAir product lines.

Management expects that this trend of increasing product development expense will continue as the Company further develops its product lines. As a percentage of sales, product development costs were 18% for the three months ended December 31, 1996 and 21% for the three months ended December 31, 1995. While product development expenses will continue to increase on an absolute basis, as total revenues increase, it is expected that product development expenses as a percentage of total revenues will decrease.

Selling, General and Administrative.   Selling expense consists primarily of
compensation costs for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of compensation expenses for administrative and finance personnel, as well as accounting, legal and consulting fees.

Selling, general and administrative expense increased by 58%, to $1,493,000 for the three months ended December 31, 1996 from $942,000 for the three months ended December 31, 1995. Total selling, general and administrative costs were 41% of total sales for the three months ended December 31, 1996, which was up from 34% of sales for the three months ended December 31, 1995. Selling expense increased by 95%, to $870,000 for the three months ended December 31, 1996 from $447,000 for the three months ended December 31, 1995. This increase was due to the expansion of the Company's international sales efforts as well as the additional costs of selling the Company's new products domestically. Management expects to continue to expand the Company's international and domestic sales and marketing efforts and intends to increase the Company's sales and marketing expenditures.

Marketing expenditures increased from $300,000 for the three months ended December 31, 1995 to $308,000 for the three months ended December 31, 1996. General and administrative expenses increased by 62%, to $315,000 for the three months ended December 31, 1996 from $195,000 for the three months ended December 31, 1995. The increase in general and administrative expenses is a result of of higher costs necessary to build the infrastructure to support increasing sales of multiple product lines in new markets. In addition, there are higher administrative costs associated with the Company's responsibilities as a publicly traded entity.

Net Loss.   The net loss increased to $667,000 for the three months ended
December 31, 1996 from $258,000 for the three months ended December 31, 1995. The increased loss was primarily due to increased selling expenses of $423,000 and $120,000 of administrative expenses.


SIX MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

The following table sets forth certain financial data derived from the Company's statement of operations for the six months ended December 31, 1996 and December 31, 1995.

                                          SIX MONTHS ENDED  SIX MONTHS ENDED
                                          DECEMBER 31, 1996 DECEMBER 31, 1995
                                          ----------------- -----------------
                                                     % of              % of
                                             $       Sales     $       Sales
                                           ------    -----   ------    -----
Net sales                                  $6,678     100    $4,641     100
Gross profit                                2,766      41     2,053      44
Product development                         1,376      21     1,150      25
Selling, general and administrative         2,795      42     1,925      41
Net income (loss)                          (1,344)    (20)     (997)    (21)

Net Sales. Net sales increased by 44%, to $6,678,000 for the six months ended December 31, 1996 from $4,641,000 for the six months ended December 31, 1995. The sales mix, and the corresponding percentage of total sales of the Company's products, is set forth in the chart below:

                                                        PERENTAGE OF
                                                            TOTAL
                                  SIX MONTHS ENDED    SIX MONTHS ENDED
                                      December 31,        December 31,
                                  -----------------   -----------------
                                     1996    1995        1996    1995
                                    ------  ------       ----    -----
MCI network control                 $2,680  $3,293        40      71
Other network control                  609     385         9       8
Flex T1/E1                           1,816     505        27      11
SKYPLEX and SKYPLEX II/FlexAir       1,305     136        20       3
DIV modem                              138     240         2       5
Other products                         130      82         2       2

Revenue from MCI, as a percentage of total Company revenues, dropped from 71% for the six months ended December 31, 1995 to 40% for the six months ended December 31, 1996. While MCI revenue dropped from $3,293,000 to $2,680,000 during this period, revenue from the Company's other products increased from $1,348,000 to $3,998,000 (an increase of 297%) during the same period. Flex products accounted for 27% of sales for the six months ended December 31, 1996, as compared to 11% for the six months ended December 31, 1995. SKYPLEX sales increased from 3% for the six months ended December 31, 1995 to 20% for the six months ended December 31, 1996 due to the increased selling efforts in international markets.

Gross Profit. Cost of sales consists of component costs, compensation costs and the overhead costs related to the production and shipping of the Company's products, along with the support and warranty expense associated with such products. Gross profit increased by 35%, to $2,766,000 for the six months ended December 31, 1996 from $2,053,000 for the six months ended December 31, 1995. As a percentage of sales, gross profit decreased slightly to 41% for the six months ended December 31, 1996 from 44% for the six months ended December 31, 1995. The decrease in gross margin percentage is due to the increasing sales of the Company's newer Flex and SKYPLEX product lines. Gross margins are still lower for these new products than for the Company's more mature products. Margins for these products will begin to increase as sales volumes reach levels high enough to realize certain economies of scale in production and handling costs.

Product Development.   Product development expense consists of personnel costs,
consulting, prototyping, supplies and depreciation expenses. Product development expenses increased by 20%, to $1,376,000 for the six months ended December 31, 1996 from $1,150,000 for the six months ended December 31, 1995. Additionally, the Company incurred $940,000 of costs of sub-contracted product development that were capitalized. This increase resulted from increased engineering investment in new products for the FlexT1/E1 and FlexAir product lines. Management expects that this trend of increasing product development expense will continue as the Company further develops its product lines. As a percentage of sales, product development costs were 21% for the six months ended December 31, 1996 and 25% for the six months ended December 31, 1995. While product development expenses will continue to increase on an absolute basis, as total revenues increase, it is expected that product development expenses as a percentage of total revenues will decrease.

Selling, General and Administrative.   Selling expense consists primarily of
compensation costs for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of compensation expenses for administrative and finance personnel, as well as accounting, legal and consulting fees.

Selling, general and administrative expense increased by 45%, to $2,795,000 for the six months ended December 31, 1996 from $1,925,000 for the six months ended December 31, 1995. Total selling, general and administrative costs were 42% of total sales for the six months ended December 31, 1996, which was about the same as for the six months ended December 31, 1995. Selling expense increased by 82%, to $1,629,000 for the six months ended December 31, 1996 from $895,000 for the six months ended December 31, 1995. This increase represents the Company's continued investment in establishing its products in new markets both domestically and internationally. Management expects to continue to expand the Company's international and domestic sales and marketing efforts and intends to increase the Company's sales and marketing expenditures.

Marketing expenditures decreased from $618,000 to $555,000 during the same period, primarily due to the timing of certain advertising costs which will occur later in the fiscal year. General and administrative expenses increased by 48%, to $611,000 for the six months ended December 31, 1996 from $412,000 for the six months ended December 31, 1995. This increase is a result of higher costs necessary to build the infrastructure to support increasing sales of multiple product lines in new markets. In addition, there are higher administrative costs associated with the Company's responsibilities as a publicly traded entity.

Net Loss.   The net loss increased to $1,344,000 for the six months ended
December 31, 1996 from $997,000 for the six months ended December 31, 1995. While gross profit increased by more than $700,000, selling expenses increased by $734,000 and product development expenses increased by $226,000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had approximately $1,230,000 in cash and investment securities.

The Company has a bank line of credit in place with SunTrust Bank, Atlanta which makes available $1,200,000 in borrowings secured by the Company's accounts receivable and $600,000 of investment securities. At December 31, 1996, there were outstanding borrowings of $1,147,000 on the line of credit. A commitment fee of one quarter of one percent is due on the unused portion of the facility. The line of credit agreement expires on October 31, 1997.

For the six months ended December 31, 1996, the Company used $1,891,000 in cash from operating activities as compared to $531,000 for the same period the previous year. This change of $1,360,000 was primarily due to an increase in inventory of $881,000 and increased accounts receivable of $634,000. In addition, $1,083,000 of cash was used in the Company's net loss for the period, as adjusted for changes in depreciation, amortization and reserves. Cash outflows were partially offset by increases in accounts payable and accrued liabilities of $669,000.

The Company purchased $706,000 and $119,000 of property, plant and equipment during the six months ended December 31, 1996 and 1995, respectively. In addition, the Company capitalized certain product development expenses paid to outside contractors. During the six months ended December 31, 1996, the Company capitalized $940,000 of such costs. The Company realized cash from the maturities of $1,000,000 of short-term investments during the six months ended December 31, 1996, resulting in net cash flows provided by investing activities of $645,000.

The Company expects its cash balances and available borrowing facilities will be sufficient to fund its currently anticipated level of cash needs for the next twelve months.


SEASONALITY

The Company's sales are subject to quarterly fluctuations mainly due to the purchasing cycle of the Company's significant customers such as MCI and other telecommunications carriers. The Company's business plan is to continue the diversification of its product offerings, further develop its distribution channels and further expand its customer base. The Company believes that the implementation of this plan should decrease the seasonality of its sales. The Company typically operates with a backlog of orders for its network control equipment, but carries little backlog for the FlexTl/E1 and FlexAir and other products.


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

                           PART II. OTHER INFORMATION


ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

          Exhibit
          Number                    Description of Exhibits
          -------                   -----------------------
             11.1                   Statement of computation of per share earnings (loss)

             27.0                   Financial Data Schedule (for SEC use only)


(B)      REPORTS ON FORM 8-K

The registrant did not file any reports on Form 8-K during the six months ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Digital Transmission Systems, Inc.



Date:   February 14, 1997          By:   /s/ Andres C. Salazar
                                        -----------------------------------
                                        Andres C. Salazar, President and
                                        Chief Executive Officer


Date:   February 14, 1997          By:   /s/  Roger E. Maloch
                                        -----------------------------------
                                        Roger E. Maloch, Chief Financial
                                          Officer, Vice President of Finance
                                          and Administration (Principal
                                          Financial Officer and Principal
                                          Accounting Officer)