Form 10-Q
period 1997-03-31
DIGITAL TRANSMISSION SYSTEMS INC \DE\
filed 1997-05-15
CIK 1005179

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

             [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period From            to
                                                  ---------     ---------

                        -------------------------------

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

The number of shares outstanding of the registrant's common stock as of May 1, 1997 was 4,066,126.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [x]

================================================================================

                        DIGITAL TRANSMISSION SYSTEMS INC.
                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1997

                                      INDEX

                                                                          PAGE
PART I. FINANCIAL INFORMATION                                            NUMBER
                                                                         ------
Item 1.             Financial Statements:

                    Balance Sheets at March 31, 1997
                    (Unaudited) and June 30, 1996                           3

                    Statements of Operations for the Three Months
                    ended March 31, 1997 and 1996 (Unaudited)               4

                    Statements of Operations for the Nine Months            5
                    ended March 31, 1997 and 1996 (Unaudited)

                    Statements of Cash Flows for the Nine Months Ended
                    March 31, 1997 and 1996 (Unaudited)                     6

                    Notes to Interim Financial Statements (Unaudited)       7

Item 2.             Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           8

PART II.            OTHER INFORMATION

Items 1 - 5.        Not applicable

Item 6.             Exhibits and Reports on Form 8-K                       14

                    Signatures                                             15

Exhibit 11.1        Statement of Computation of per share loss             16

Exhibit 27.0        Financial Data Schedule (SEC use only)                 17

                         PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Digital Transmission Systems, Inc.

                                 BALANCE SHEETS
                        (in thousands, except share data)


                                                                 March 31, 1997     June 30, 1996
                                                                    Unaudited
                                                                 --------------     -------------
                                ASSETS
Current assets:
Cash and cash equivalents                                           $    319         $  1,586
Investment securities                                                    597            2,001

Trade accounts receivable, net of allowances of $95 and
  $50 at March 31, 1997 and June 30, 1996, respectively                3,576            3,595
Other receivables                                                         23               75
Inventories                                                            3,287            2,341
Prepaid expenses                                                         173              262
Deferred tax benefit                                                     250              250
                                                                    --------         --------
  Total current assets                                                 8,225           10,110
                                                                    --------         --------
Property and equipment, net of accumulated
  depreciation and amortization                                          940              445
                                                                    --------         --------
Other assets
 Deferred tax bencfit                                                     35               35
 Intangible assets                                                     1,678              368
 Other assets                                                             41               26
                                                                    --------         --------
Total assets                                                        $ 10,919         $ 10,984
                                                                    ========         ========
                                LIABILITIES AND SHAREHOLDERS'EQUITY
Current liabilities:
 Accounts payable - trade                                           $  2,177         $  1,901
 Accrued liabilities                                                     355              376
 Warranty accrual                                                         93              102
 Line of credit                                                        1,147               --
                                                                    --------         --------
   Total current liabilities                                           3,772            2,379
                                                                    --------         --------

Shareholders' equity:
Preferred stock; 3,000,000 shares authorized;
  0 issued and outstanding                                                --               --
Common stock - $.01 par value; 15,000,000 shares authorized;
  4,039,998 and 3,920,700 issued and outstanding
  at March 31, 1997 and June 30, 1996, respectively                       40               39
Additional paid-in capital                                            11,173           11,137
Deferred compensation                                                   (152)            (188)
Accumulated deficit                                                   (3,914)          (2,383)
                                                                    --------         --------
Total shareholders' equity                                             7,147            8,605
Commitments and contingencies                                             --               --
                                                                    --------         --------

                                                                       7,147            8,605
                                                                    --------         --------
  Total liabilities and shareholders' equity                        $ 10,919         $ 10,984
                                                                    ========         ========


See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                    THREE MONTHS ENDED MARCH 31
                                                                    ---------------------------
                                                                       1997            1996
                                                                     Unaudited       Unaudited
                                                                     ---------       ---------
Net sales                                                            $ 4,095         $  3,210

Cost of sales                                                          2,333            1,879
                                                                     -------         --------
 Gross profit                                                          1,762            1,331
                                                                     -------         --------

Selling, general and administrative                                    1,551              926

Product development                                                      419              642
                                                                     -------         --------

 Total operating expenses                                              1,970            1,568
                                                                     -------         --------
 Operating income (loss)                                                (208)            (237)

Other income (expense), net                                               21               20
                                                                     -------         --------

Income (loss) before income tax expense                                 (187)            (217)

Income tax benefit (expense)                                              --               --
                                                                     -------         --------

Net loss                                                             ($  187)        ($   217)
                                                                     =======         ========
Net loss attributable to
 common shareholders                                                 $  (187)        $   (217)
                                                                     =======         ========

Net loss per common and common
 equivalent shares for 1997 and per pro forma
 common shares for 1996 (see note 2)                                 $ (0.05)        $  (0.07)
                                                                     =======         ========

Weighted average common and common
 equivalent shares outstanding for 1997 and
 pro forma shares outstanding for 1996                                 4,024            3,280
                                                                     =======          =======



See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                     NINE MONTHS ENDED MARCH 31
                                                                     --------------------------
                                                                        1997            1996
                                                                     Unaudited        Unaudited
                                                                     ---------        ---------
Net sales                                                            $10,773          $ 7,851
Cost of sales                                                          6,245            4,467
                                                                     -------          -------
 Gross profit                                                          4,528            3,384
                                                                     -------          -------

Selling, general and administrative                                    4,346            2,852
Product development                                                    1,795            1,791
                                                                     -------          -------
 Total operating expenses                                              6,141            4,643
                                                                     -------          -------

 Operating income (loss)                                              (1,613)          (1,259)

Other income (expense), net                                               81               45
                                                                     -------          -------
Income (loss) before income tax expense                               (1,532)          (1,214)

Income tax benefit (expense)                                               -                -
                                                                     -------          -------

Net loss                                                            ($ 1,532)        ($ 1,214)
                                                                     =======          =======

Accretion of redemption value and
 dividends accrued on redeemable convertible
 preferred stock                                                           -              169
                                                                     -------          -------

Net loss attributable to
 common shareholders                                                 $(1,532)         $(1,383)
                                                                     =======          =======
Net loss per common and common
 equivalent shares for 1997 and per pro forma
 common shares for 1996 (see note 2)                                 $ (0.39)         $ (0.39)
                                                                     =======          =======

Weighted average common and common
 equivalent shares outstanding for 1997 and
 pro forma shares outstanding for 1996                                 3,968            3,084
                                                                     =======          =======

Pro forma net income (loss) per share:
 Net income (loss)                                                                     (1,214)
                                                                                      =======
Pro forma net income (loss) per share                                                 $(0.39)
                                                                                      =======
Pro forma common shares outstanding                                                     3,084
                                                                                      =======



See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                       NINE MONTHS ENDED MARCH 31
                                                                   --------------------------------
                                                                         1997             1996
                                                                      Unaudited         Unaudited
                                                                      ----------        ---------
Cash flows from operating activities:
 Net loss                                                             $( 1,532)        $( 1,214)

 Adjustments to reconcile net loss
   to net cash used in operating activities:
     Depreciation and amortization                                         494              290
     Change in valuation reserves                                            4               --
     Amortization of deferred compensation expense                          36               65

 Changes in assets and liabilities:
     Trade and other accounts receivable                                    26             (475)
     Inventories                                                          (905)            (352)
     Prepaid expenses                                                       90              (25)
     Trade accounts payable                                                276              891
     Accrued liabilities                                                   (21)             547
     Deposits                                                              (15)              --
     Warranty reserve                                                       (9)              --
                                                                      --------             ----
 Net cash used in operating activities                                  (1,556)            (273)
                                                                      --------             ----


 Cash flows from investing activities:
    Purchases of property and equipment                                   (982)            (200)
    Additions to capitalized product development costs                  (1,317)              --
    Proceeds from maturity of investment securities                      1,404           (3,000)
                                                                      --------             ----
 Net cash used in investing activities                                    (895)          (3,200)
                                                                      --------             ----

 Cash flows from financing activities:
    Net borrowings under
      line of credit agreement                                           1,147             (450)
    Proceeds from issuances of common stock                                --             6,018
    Preferred dividends paid                                               --              (200)
    Proceeds from exercise of stock options                                 37                2
                                                                      --------             ----
 Net cash provided by financing activities                               1,184            5,370
                                                                      --------             ----

 Net increase (decrease) in cash and cash equivalents                   (1,267)           1,897
 Cash and cash equivalents AT beginning of period                        1,586            1,357
                                                                      --------             ----
 Cash and cash equivalents at end of period                           $    319         $  3,254
                                                                      ========            =====
 Supplemental disclosure of cash paid for income taxes and interest
     Cash paid for income taxes                                       $      1               --
     Cash paid for interest                                           $     26               55
Supplemental disclosure of noncash investing and financing activities:
    Note issued for purchase of SKYPLEX                               $     --         $    200
    Preferred stock converted into common stock                             --            3,496
    Common stock exchanged for preferred stock dividends                    --              323



See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   UNAUDITED


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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 1996.

There have been no changes to the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of the Notes to Financial Statements in the Company's Annual Report on Form 10-KSB.


2. INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share for the three months and nine months ended March 31, 1997, is computed using the weighted average number of outstanding shares of common stock and common stock equivalents (when dilutive). Common stock equivalents consist of the Company's common stock issuable upon the exercise of stock options and warrants using the treasury stock method. Net income (loss) per share computed on a fully diluted basis is not significantly different than the weighted average number of shares computed using the primary method described above.

For the three months and nine months ended March 31, 1996, net income (loss) per share is computed using pro forma shares outstanding, giving effect to the conversion of 1,813,289 shares of redeemable convertible preferred stock into an equal number of shares of common stock in conjunction with the Company's public stock offering on March 4, 1996. Additionally, the pro forma earnings per share gives effect to the issuance of 69,383 shares of common stock in exchange as partial consideration for accrued dividends on preferred stock.

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

DTS has been and currently is a major supplier for T1 and T3 network control systems to MCI. Sales to MCI have been significant in each of the last four fiscal years. MCI sales accounted for 63% of net sales for the year ended June 30, 1996, down from 84% in the previous year. For the nine months ended March 31, 1997, MCI accounted for 36% of total revenues. The Company's strategy for the past two years, while maintaining its established relationships with MCI and Sprint, has been to leverage its technology and develop new network access products and sales channels for domestic and international markets. As part of that strategy, the Company has focused its direct sales force on the wireless infrastructure market in the U.S. and has engaged resellers for the telecommunications markets of developing countries in Latin America, Asia and Eastern Europe. The result of this marketing strategy is reflected in the growth in sales of the newer network access products - FlexT1/E1, SKYPLEX and SKYPLEX II/FlexAir, as well as in the increase of international sales from nine percent of total sales for the quarter ended March 31, 1996 to 27% of total sales for the quarter ended March 31, 1997.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

The following table sets forth certain financial data derived from the Company's statement of operations for the three months ended March 31, 1997 and March 31, 1996.

                                            THREE MONTHS ENDED           THREE MONTHS ENDED
                                              MARCH 31, 1997               MARCH 31, 1996
                                            -------------------          ------------------
                                                          % of                         % of
                                                $        Sales               $        Sales
                                           -------       -----             -------    -----
Net sales                                  $ 4,095         100             $ 3,210      100
Gross profit                                 1,761          43               1,331       41
Product development                            419          10                 642       20
Selling, general and administrative          1,551          38                 926       29
Net income (loss)                             (187)         (5)               (217)      (7)



Net Sales. Net sales increased by 28%, to $4,095,000 for the three months ended March 31, 1997 from $3,210,000 for the three months ended March 31, 1996. The sales mix, and the corresponding percentage of total sales of the Company's products, is set forth in the chart below:


                                                                          PERCENTAGE OF
                                                                              TOTAL
                                           THREE MONTHS ENDED           THREE MONTHS ENDED
                                              MARCH 31,                      MARCH 31,
                                           ------------------           ------------------
                                         1997           1996            1997          1996
                                       -------         ------          -------       -------
Network control                       $ 1,463        $ 2,072             36             65
FlexT1/E1                               1,180            789             29             24
SKYPLEX and SKYPLEX II/FlexAir            940            287             23              9
DIV modem                                 260             32              6              1
Other products                            252             30              6              1



For the three months ended March 31, 1997 and 1996, MCI accounted for 30% and 62% of net sales, respectively. Results for the three months ended March 31, 1997 reflect a shift in product mix to the Company's newer products-FlexT1/E1, SKYPLEX and SKYPLEX II/FlexAir. The FlexT1/E1 product accounted for 29% of sales for the three months ended March 31, 1997, as compared to 24% for the three months ended March 31, 1996. The SKYPLEX and SKYPLEX II/FlexAir line accounted for 23% of sales for the three months ended March 31, 1997, primarily reflecting sales to markets in Latin America and Asia, up from 9% of sales for the three months ended March 31, 1996.

Gross Profit. Cost of sales consists of component costs, compensation costs and the overhead costs related to the production and shipping of the Company's products, amortized amounts of capitalized product development costs, along with the support and warranty expense associated with such products. Gross profit increased by 32%, to $1,762,000 for the three months ended March 31, 1997 from $1,331,000 for the three months ended March 31, 1996. As a percentage of sales, gross profit increased slightly to 43% for the three months ended March 31, 1997 from 41% for the three months ended March 31, 1996. The increase in gross margin is due to larger, system sales in the Flex T1/E1 product line which have higher gross margins than previous, smaller Flex sales. In addition, the increase in total sales volume allows certain fixed manufacturing costs to be spread over a greater number of units. Margins were negatively impacted by the increase in sales of the SKYPLEX line which has lower gross margins than other products. Average SKYPLEX margins are expected to increase as the Company ships its newly designed SKYPLEX I product.

Product Development. Product development expense consists of personnel costs, consulting, prototyping, supplies and depreciation expenses. Product development expenses decreased by 35%, to $419,000 for the three months ended March 31, 1997 from $642,000 for the three months ended March 31, 1996. Additionally, the Company incurred $428,000 of product development costs that were capitalized. The Company amortized $8,000 of capitalized product development costs during the three months ended March 31, 1997. The decrease in product development expenses resulted from the higher level of development spending that was capitalized during the final development and testing stages of the Company's new radio product, SKYPLEX I. As a result, product development expenses as a percent of total revenue decreased to 10% for the three months ended March 31, 1997 from 20% in the three months ended March 31, 1996. It is expected that total spending on product development will continue to increase on an absolute basis, but will grow more slowly than total revenue.

Selling, General and Administrative. Selling expense consists primarily of compensation costs for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of compensation expenses for administrative and finance personnel, depreciation expense, as well as accounting, legal and consulting fees.

Selling, general and administrative expense increased by 67%, to $1,551,000 for the three months ended March 31, 1997 from $926,000 for the three months ended March 31, 1996. Total selling, general and administrative costs were 38% of total sales for the three months ended March 31, 1997, which was up from 29% of sales for the three months ended March 31, 1996. Selling expense increased by 70%, to $831,000 for the three months ended March 31, 1997 from $489,000 for the three months ended March 31, 1996. This increase was due to the expansion of the Company's international sales efforts as well as the additional costs of selling the Company's new products domestically. Management expects to continue to expand the Company's international and domestic sales and marketing efforts and intends to increase the Company's sales and marketing expenditures.

Marketing expenditures increased from $237,000 for the three months ended March 31, 1996 to $345,000 for the three months ended March 31, 1997. General and administrative expenses increased by 88%, to $375,000 for the three months ended March 31, 1997 from $200,000 for the three months ended March 31, 1996. The increase in general and administrative expenses is a result of higher costs necessary to build the infrastructure to support increasing sales of multiple product lines in new markets. In addition, there are higher administrative costs associated with the Company's responsibilities as a publicly traded entity.

Net Loss. The net loss decreased to $187,000 for the three months ended March 31, 1997 from $217,000 for the three months ended March 31, 1996. The improvement was due to the increase in gross margin of $431,000 which was balanced by increased expenses of $401,000, of which, $342,000 was for increases in selling expenses.


NINE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

The following table sets forth certain financial data derived from the Company's statement of operations for the nine months ended March 31, 1997 and March 31, 1996.

                                                  NINE MONTHS ENDED               NINE MONTHS ENDED
                                                   MARCH 31,1997                    MARCH 31,1996
                                             ------------------------          ---------------------
                                                               % OF                            % OF
                                               $              SALES              $            SALES
                                           --------           ------         --------         --------
Net sales                                  $ 10,773              100         $  7,851              100
Gross profit                                  4,528               42            3,384               43
Product development                           1,795               17            1,791               23
Selling, general and administrative           4,346               40            2,852               36
Net income (loss),                           (1,532)             (14)          (1,214)             (15)

Net Sales. Net sales increased by 37%, to $10,773,000 for the nine months ended March 31, 1997 from $7,851,000 for the nine months ended March 31, 1996. The sales mix, and the corresponding percentage of total sales of the Company's products, is set forth in the chart below:


                                                                         PERCENTAGE OF
                                                                            TOTAL
                                         NINE MONTHS ENDED             NINE MONTHS ENDED
                                             MARCH 31,                     MARCH 31,
                                       --------------------           -----------------
                                         1997          1996           1997         1996
                                       ------         -----           ----         ----
Network control                        $4,751         5,750            44            73
FlexT1/EI                               2,996         1,294            28            17
SKYPLEX and SKYPLEX II/Flex Air         2,245           423            21             5
DIV modem                                 399           271             4             4
Other products                            382           113             3             1

Revenue from MCI, as a percentage of total Company revenues, dropped from 67% for the nine months ended March 31, 1996 to 36% for the nine months ended March 31, 1997. While MCI revenue dropped from $5,268,000 to $3,895,000 during this period, revenue from the Company's other products increased from $2,583,000 to $6,878,000 (an increase of 266%) during the same period. Flex products accounted for 28% of sales for the nine months ended March 31, 1997, as compared to 17% for the nine months ended March 31, 1996. SKYPLEX sales increased from 5% for the nine months ended March 31, 1996 to 21% for the nine months ended March 31, 1997 due to the increased selling efforts in international markets.

Gross Profit. Cost of sales consists of component costs, compensation costs and the overhead costs related to the production and shipping of the Company's products, amortized amounts of capitalized product development costs, along with the support and warranty expense associated with such products. Gross profit increased by 33%, to $4,528,000 for the nine months ended March 31, 1997 from $3,384,000 for the nine months ended March 31, 1996. As a percentage of sales, gross profit decreased slightly to 42% for the nine months ended March 31, 1997 from 43% for the nine months ended March 31, 1996. The decrease in gross margin percentage is due to the increasing sales of the Company's SKYPLEX product line which has lower gross margins than the Company's other product lines. Average SKYPLEX margins should increase as the Company ships larger volumes of its new SKYPLEX I product.

Product Development. Product development expense consists of personnel costs, consulting, prototyping, supplies and depreciation expenses. Product development expenses increased slightly to $1,795,000 for the nine months ended March 31, 1997 from $1,791,000 for the nine months ended March 31, 1996. Additionally, the Company incurred $1,368,000 of product development costs that were capitalized. The Company amortized $8,000 of capitalized product development costs during the nine months ended March 31, 1997. The increase in product development expenses resulted from increased engineering investment in new products for the FlexT1/E1 and SKYPLEX product lines balanced by a reduction in expenses for development costs that were capitalized. Management expects that this trend of increasing product development expense will continue as the Company further develops its product lines. As a percentage of sales, product development costs were 17% for the nine months ended March 31, 1997 and 23% for the nine months ended March 31, 1996. While product development expenses will continue to increase on an absolute basis, as total revenues increase, it is expected that product development expenses as a percentage of total revenues will decrease.

Selling, General and Administrative. Selling expense consists primarily of compensation costs for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of compensation expenses for administrative and finance personnel, depreciation expense, as well as accounting, legal and consulting fees.

Selling, general and administrative expense increased by 52%, to $4,346,000 for the nine months ended March 31, 1997 from $2,852,000 for the nine months ended March 31, 1996. Total selling, general and administrative costs were 40% of total sales for the nine months ended March 31, 1997 compared to 36% for the nine months ended March 31, 1996. Selling expense increased by 78%, to $2,459,000 for the nine months ended March 31, 1997 from $1,384,000 for the nine months ended March 31, 1996. This increase represents the Company's continued investment in establishing its products in new markets both domestically and internationally. Management expects to continue to expand the Company's international and domestic sales and marketing efforts and intends to increase the Company's sales and marketing expenditures.

Marketing expenditures increased from $855,000 to $900,000 during the same period, due to continued increases in investments in marketing and advertising for the Company's new products and the marketing support required to establish sales in new geographic areas. General and administrative expenses increased by 61%, to $987,000 for the nine months ended March 31, 1997 from $613,000 for the nine months ended March 31, 1996. This increase is a result of higher costs necessary to build the infrastructure to support increasing sales of multiple product lines in new markets. In addition, there are higher administrative costs associated with the Company's responsibilities as a publicly traded entity.

Net Loss. The net loss increased to $1,532,000 for the nine months ended March 31, 1997 from $1,383,000 for the nine months ended March 31, 1996. While gross profit increased by more than $1,144,000, selling expenses increased by $1,075,000 and general and administrative expenses increased by $374,000.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had approximately $916,000 in cash and investment securities.

On April 10, 1997, the Company signed an agreement securing a bank line of credit with a borrowing limit up to $2,500,000 based on eligible accounts receivable. The borrowings are secured by the Company's assets and will bear interest at prime plus 2.25% per annum.

For the nine months ended March 31, 1997, the Company used $1,556,000 in cash from operating activities as compared to $273,000 for the same period the previous year. This change of $1,283,000 was primarily due to an increase in inventory of $905,000. In addition, $1,532,000 of cash was used in the Company's net loss for the period, as adjusted for changes in depreciation, amortization and reserves. Cash outflows were partially offset by increases in accounts payable and accrued liabilities of $255,000.

The Company purchased $982,000 and $200,000 of property, plant and equipment during the nine months ended March 31, 1997 and 1996, respectively. In addition, the Company capitalized certain product development expenses. During the nine months ended March 31, 1997, the Company capitalized $1,368,000 of such costs. The Company realized cash from the maturities of $1,404,000 of short-term investments during the nine months ended March 31, 1997, resulting in net cash flows used in investing activities of $895,000.

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

                           PART II. OTHER INFORMATION


ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

    Exhibit
     Number         Description of Exhibits
     ------         -----------------------

     [S]            [C]
     11.1           Statement of computation of per share earnings (loss)

     27.0           Financial Data Schedule (for SEC use only)


(B) REPORTS ON FORM 8-K

The registrant did not file any reports on Form 8-K during the nine months ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Digital Transmission Systems, Inc.




Date:   May 14, 1997                 By: /s/ Andres C. Salazar
                                         ---------------------------------
                                         Andres C. Salazar, President
                                         and Chief Executive Officer



Date:   May 14, 1997                 By: /s/ Roger E. Maloch
                                         ---------------------------------
                                         Roger E. Maloch, Chief
                                         Financial Officer, Vice President
                                         of Finance and Administration
                                         (Principal Financial Officer
                                         and Principal
                                         Accounting Officer)