Form 10KSB
period 1997-06-30
DIGITAL TRANSMISSION SYSTEMS INC \DE\
filed 1997-10-14
CIK 1005179

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB


              [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                    For the Fiscal Year Ended June 30, 1997


            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From _____ to _____

                             -------------------

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                          NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                    WHICH REGISTERED
        -------------------         ---------------------------------------
           Common Stock             Philadelphia and Boston Stock Exchanges
             Warrants               Philadelphia and Boston Stock Exchanges


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock and Warrants
                               (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

Check if disclosure of delinquent filers in reponse to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Total revenues for the registrant for the fiscal year ended June 30, 1997 were:
$14,484,000.

At September 24, 1997, there were 4,132,180 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates (based upon the closing price of common stock quoted on the NASDAQ National Market System at September 24, 1997) was approximately $21,465,594.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No[X]


DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held October 30, 1997 (the "1997 Proxy Statement").

                                     PART I

ITEM 1. BUSINESS

GENERAL


  Digital Transmission Systems, Inc., a Delaware corporation ("DTS" or the "Company"), designs, manufactures, and markets a broad range of products for the telecommunications industry. The Company's primary customers are domestic and international long distance carriers and wireless service providers, including those offering cellular telephone services and Personal Communications Services ("PCS"). Customers include Nextel, PrimeCo Personal Communications L.P., 360(Degree) Communications, AirTouch, Sprint, MCI, Tele2000 in Peru and TeleBahia in Brazil.

  The Company's products, consisting of proprietary software and hardware modules, facilitate the control, monitoring and efficient transmission of high-speed digital information through public or private telecommunications networks. The Company's network access products enable telecommunications service providers to give their customers economical, high-quality access to public and private networks and various telecommunications services. These services include voice and high-speed data transmission, the Internet and video and desktop conferencing. The Company's network control products enable service providers to detect degradation on their networks so that appropriate action may be taken in advance of service interruption. Important product requirements in these market segments include high feature density, modularity, quality performance and compactness. The Company's products meet these requirements and are suitable for both wireline and wireless service environments.

  DTS markets its products through a direct sales force and several reseller channels. Domestically, inter-exchange carriers and wireless service providers, including cellular, Specialized Mobile Radio ("SMR") and PCS service providers, are serviced directly by the Company's sales force. DTS utilizes telecommunications equipment resellers in the United States and Canada to sell to private network customers. Within the last eighteen months, the Company has signed thirty-four reseller agreements in Latin America, Asia Pacific, Europe and the Middle East.


BACKGROUND

  The telecommunications industry is undergoing rapid and fundamental changes. Enhanced communication services such as those offering multimedia applications, the Internet, video and desktop conferencing, facsimile transmission, compressed voice communications and data communications between computers necessitate the increased use of high-speed digital, rather than analog, transmissions. The increased demand for digital transmission capacity has led to significant network infrastructure growth and efforts to improve the efficiency of current telecommunications systems. For all participants in the telecommunications industry, including long distance carriers, telephone operating companies and wireless service providers, the need for efficient transmission of high-speed digitized signals, lower operating costs, seamless connectivity and the assurance of quality service between networks is of vital importance. Continued growth in traditional wireline and alternative services will increase the need for products like those offered by the Company which are designed to address these requirements. The Company believes the following trends are contributing and will continue to contribute to the growth in demand for its products:

  Growth in Wireline Services. The Company believes the markets for traditional wireline service will continue to grow and estimates that the market for packet data services alone will exceed $2.1 billion by 1998. Internet access is expanding and the Company believes the trend of increased telecommuting is likely to continue, because of declining costs of telecommunications equipment and services, employer cost-cutting and desires to improve employee productivity, availability and convenience of improved technology and environmental concerns. The increasing number of public telecommunications services has created the need for high-speed connection devices which give service providers the ability to economically expand their networks to provide new service offerings without drastic changes in technology and the associated infrastructure costs. The ability to quickly connect existing customers to these new services without changing access technologies usually means lower costs to end users and simplification of network construction for the service provider.

  Growth in Cellular Services. According to industry sources, the wireless market is currently estimated to include over 52 million cellular customers in the United States and is expected to grow to over 60 million customers by the year 2001. Service revenues from the cellular industry for 1996 were $23.6 billion in the United States, and are expected to grow worldwide to $600 billion by 2010. The growth of the cellular industry, along with the deployment of new wireless packet data offerings such as Cellular Digital Packet Data ("CDPD"), has created the need for highly integrated, multi-functional, high-speed network access products to speed deployment of cellular services, ease the maintainability of networks, lower cell site costs and simplify the day-to-day operation of the associated network.

  Deployment of PCS. The Company believes that significant infrastructure investments will be made over the next few years as PCS licensees build new communications networks. In March 1996, over $8.2 billion was bid for the licenses to provide broadband PCS service (similar to currently available cellular service) in several consumer markets around the nation. Additional PCS licenses are scheduled to be auctioned within the next year. The establishment of a PCS network involves the construction of a significant infrastructure which must be reliably connected to existing wireline and cellular services. Each of these networks will require efficient equipment to control and monitor the flow of digital information without significant dependency on the local telephone company for links between cell sites or major switching centers.

  Proliferation of Competitive Access Providers. Deregulation of the telecommunications industry has resulted in an increase in competitive alternatives for local access to network services. These Competitive Access Providers ("CAPs"), such as cable TV companies, utilities and long distance telephone service providers, have targeted major metropolitan markets in the United States to offer local telephone and network services and are courting large corporate customers who have traditionally been serviced by the local Regional Bell Operating Companies ("RBOCs"). These CAPs have unique connection requirements for access to the public network which are creating opportunities for wireless digital transport equipment providers. Bridging two buildings separated by 100 yards or two locations 30 miles apart with wireless transport equipment allows companies to avoid the expense of leased lines from the local RBOC. The market for equipment which connects the various networks is one that the Company believes will continue to grow through the late 1990s.

  Growth of International Markets. Many countries throughout the world lag behind the United States in telecommunications infrastructure development. As customers in such countries begin to demand new or enhanced communications services, service providers will seek the ability to upgrade telecommunication networks quickly without sacrificing service quality. Service providers in developing countries are faced with the need to promptly connect high-speed digital lines to public networks, provide telecommunications to rural areas and provide extensions for thin route cellular services. This creates an opportunity for a wireless digital transport device with payload speeds of 64Kbps up to several megabits/second that can create an instant digital connection without requiring the existence of a sophisticated telecommunications infrastructure.

  All of these trends have created and will continue to create the need for cost-effective, quality high-speed network control and network access products, such as those offered by the Company, that permit carriers to economically build and operate networks to address the service requirements of their customers.


  THE DTS SOLUTION

  DTS has developed an integrated, systems-based, high-speed network control and access solution for wireless and wireline networks that consists of the software-based FlexSentry(TM) Network Management System (NMS) the FlexSentry Network Control Unit and the family of access devices - FlexT1(C), FlexE1(TM), FlexAir(TM) and SKYPLEX(TM). [The FlexSentry NMS was previously marketed as the Communications Network Control System.] The Company believes that its products can be combined to offer whole product solutions that provide significant differentiation from competitive offerings in the marketplace with respect to size, price, feature density and reliability.

  The FlexSentry NMS is a software-based management system with graphical user interface that, together with the Company's Network Control product, gives telecommunications service providers tools to control, monitor, maintain and rapidly deploy network services. These systems allow immediate activation of new network sites, yielding associated subscriber revenues quickly. In addition, the integrated systems solution provides proactive maintenance, assuring minimal network downtime and lost revenue.

  The FlexT1 and FlexEl network access products provide integrated access to public network services for both domestic ("T1") and international ("El") markets. The FlexT1 and FlexEl are provided in a compact physical package, are expandable and allow an end user to access many of the business services available from the public network. These products also enable the sharing of telecommunication facilities among the different services, such as voice, video, the Internet and facsimile, thus reducing the number of access lines the user must lease and potentially reducing overall telecommunications expenses.

  The Company's wireless network access products (FlexAir and SKYPLEX) eliminate the dependency of wireless carriers and PCS providers upon Regional Bell Operating Companies ("RBOCs") or Departments of Postal, Telegraph & Telephone ("PTTs") for leased access lines to connect their cell sites by providing a wireless digital transport alternative using spread spectrum radio technology. Additionally, in the United States and many developing countries, the FlexAir and SKYPLEX systems allow for rapid service deployment since FCC or equivalent agency license approval is not required for the use of spread spectrum frequencies. FlexAir and SKYPLEX are delivered in compact packages which optimize the use of limited space at telecommunications sites.


  COMPANY STRATEGY

  The Company's goal is to become a leading worldwide supplier of network control systems and associated access products for both public and private high-speed telecommunications networks. In order to realize these goals the Company plans to:

  Concentrate on the Domestic and International Expanding Cellular and PCS Markets. The Company has recently increased the size of its sales force and support staff to further penetrate the growing domestic and international Cellular and PCS markets. The Company's network access products have numerous wireless applications, and together with the proprietary FlexSentry NMS offer what the Company believes is a unique integrated solution to the wireless carriers' need to monitor and control transmission facilities to hundreds - or thousands - of remote cell sites.

  Develop and Expand on Flexible and Modular Platforms. The Company continues to expand upon its modular Flex line of network access products and plans to add various modules for feature enhancements, facilitating continued utilization of Flex products as new applications are developed.

  Enhance the Company's International Presence. DTS has successfully employed the following strategies to expand internationally: acquisitions, distributorships, agents, export control and support:

  - In December 1995, the Company acquired SKYPLEX, a product line with an existing distribution network in Latin America through which the Flex line of products can also be sold.
  - DTS products are sold into more than 40 countries via a network of 60 resellers/dealers/distributors. In the past eighteen months the Company has expanded its international sales channels by signing 34 sales agreements with resellers in Latin America, Asia Pacific, Eastern Europe and the Middle East.
  - Agents, or independent companies representing multiple, but non-competing product lines were identified in four key regions. These agents were provided with product training, technical support, collateral/marketing materials, and products targeted at local market requirements.
  - Multi-lingual sales administration and technical assistance comprise the export control at the Norcross, Georgia facility. Any agent, reseller, dealer or distributor can contact these personnel for support.

  The Company was certified in December 1994 as an ISO 9001 supplier, thus establishing its quality assurance credentials for the international arena.


PRODUCTS AND TECHNOLOGY

  The Company's products facilitate network access, bandwidth management, network control and delivery of high-speed digital telecommunications services. The Company's products include T1 network control Units, the family of network access products and the associated network management systems. Some of the Company's T1-based products are designed to be controlled with FlexSentry, a UNIX-based system capable of controlling and managing up to 3,000 T1 circuits. DTS has been a major supplier for T1 network control systems to MCI and T1 network control systems to Sprint. These systems, which provide important network functions such as performance monitoring, test access, timing insertion and signaling, have been deployed to both customers.

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

T1 Network Control Products

  The 4010 and 4030 Network Control Units are T1-based products that provide performance monitoring, frame format and line coding conversion and access to Customer Premises Equipment ("CPE") like the FlexT1. These functions are provided in a 12.5 inch chassis for 28 T1 circuits and and the unit is typically deployed at the service provider's central office. The main difference between the two products is that the 4030 is designed to operate with MCI's proprietary management systems while the 4010 is designed to work with the Company's FlexSentry.

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


FlexSentry NMS

  Global control of 4010 Network Control Units is provided by the FlexSentry, a UNIX-based, graphically driven management system that can control up to 3,000 Tl circuits per user system. FlexSentry NMS provides alarm information, archiving of circuit history and provisioning of T1 equipment, including FlexT1 network access devices. The system uses a Client-Server architecture in which servers, running on a primary workstation provide basic functions such as alarm collection and performance data gathering. Clients running on either the primary or secondary workstations provide the operator interfaces.

  The primary objective of this system is to detect and report network problems in the most timely manner possible. The FlexSentry NMS will retrieve performance and alarm information from the 4010 NCU as well as from the remote CPE, like the FlexTl or other competitive network access equipment.

  The FlexSentry is designed to aid the operator in determining the exact location and nature of problems by providing the appropriate software "tools." The system uses mouse-driven, graphics-based displays which are organized to allow the operator to identify the source of circuit problems quickly. Displays are projected on the operator's screen in "windows" and multiple windows can be present on the screen at the same time. Finally, the system allows the operator to log the performance of the circuits in the network automatically, thereby providing the operators with a mechanism to implement a preventive maintenance system.

  The FlexSentry provides the following operations and features:

-        Automatic reporting and time stamping of alarm conditions
-        Operator alert upon alarm initiation
-        Graphics-oriented and text-oriented performance displays
-        Archiving of performance information
-        Circuit routing database
-        Schematic display of network elements and remote setup capability
-        Password-controlled operator access
-        Logging of operator- and network-initiated events.

FlexT1 and FlexE1 Product Family

  The FlexTl family of products, introduced in fiscal year 1995, provides integrated access to public network telecommunications services. The FlexTl consists of single and multi-slot enclosures that are customized with various card sets to satisfy a wide range of network access applications. The FlexE1 provides much of the same functionality currently available in the FlexT1 for countries using the E1 (international) standard. Customer equipment needs include N x 56/64 Kbps and full T1 interfaces for data, voice and video applications.

FLEXT1/E1 SYSTEM ARCHITECTURE

  The FlexT1/E1 bandwidth management features are derived from an advanced architecture with two independent Time Division Multiplexed ("TDM") busses available to each card position within a FlexT1/E1 enclosure. This architecture allows users to pay only for the functions and features needed for a particular application. Bandwidth managers connect directly to the service provider's network and user traffic is interfaced through card sets that connect directly to voice, data and video terminals. All card sets within the product family can be upgraded with software as new features become available.

  The Company offers its complete set of products to wireless service providers and long distance carriers through a direct sales force. Network access products and the DIV modems are sold directly to utilities and railways. The family of network access products is sold to corporate end users through a network of domestic and international resellers. A secondary channel to telecommunications service providers exists through selected OEM arrangements. The Company has had long-standing supplier relationships with MCI and Sprint and has recently expanded its list of customers to include three major wireless service providers (PrimeCo Personal Communications, L.P., Nextel, and 360 degree Communications).


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

  The Company's principal competition to date has come from major telecommunications equipment suppliers active in certain market segments. In the network access market, competitors include but are not limited to Tautron (a division of General Signal Corporation) and Hekemian (a division of Axel Johnson Corporation). In the network control marketplace, Kentrox Industries (a subsidiary of ADC Telecommunications Inc.), Premisys Corporation, Digital Link Corporation, Adtran. Inc. and Newbridge Networks, Inc. are competitors. Western Multiplex, P-COM, Inc., California Microwave Inc. and Cylink compete with DTS in the wireless transport business.

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


MANUFACTURING

  DTS currently outsources subassembly kitting, board assembly and testing to high quality suppliers which are ISO 9002 certified and were space program suppliers to NASA and other United States governmental agencies.

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

  High quality is demanded by all DTS' customers. The Company believes that quality in the design and the manufacturing of products is a competitive advantage that it enjoys. The failure rate of network control products shipped by the Company to three major customers and under warranty is below 1% in a base of over 60,000 Units. This demonstrates the extent to which the quality control department and associated manufacturing processes have succeeded in satisfying stringent product quality requirements. All key procedures in the Company have been documented and Company policy requires that employees follow these procedures. It is the Company's belief that this policy promotes consistency in the delivery of value to the customer. This effort led to ISO 9001 certification for the Company in December, 1994 and six successful follow-up compliance surveillance audits. The Company believes that ISO 9001 certification has become important for international trade, since overseas customers can feel assured that quality-based processes have been followed.


PRODUCT DEVELOPMENT

The market value of the Company's diversified network access and control systems is based upon its core technologies in customer terminal interfaces for voice and high-speed data applications, Tl networking and microwave radio applications. Additionally, the Company has valuable experience in public, private and cellular T1 networking standards and control systems. The Company's product development efforts are currently concentrated in the Tl network access, transport and control areas. In addition, core hardware and software technologies have been developed by the Company's product development staff in subTl areas such as high-speed (1.5 Mbps) digital modem technology. In order to quickly implement the Company's network access product plans, the Company intends to develop or acquire additional technologies in radio frequency interfaces and E1 international access and transport.

The Company's resident core technologies resulting from the developments of the Flex, SKYPLEX and FlexSentry products include:

-        T1 / E1 multiplexing of voice and high speed data signals

-        T1 / E1 alarm reporting and trunk conditioning

-        High-speed digital timing insertion

-        Network performance monitoring and testing

-        Network management software with graphical user interfaces

-        TI ESF data link message transport

-        SNMP protocol processing

-        TCP/IP protocol message handling

-        1OBase5 and 1OBaseT Ethernet Media Access Control

-        Microprocessor-based product design

- Signal processing algorithms such as modulation, automatic equalization and forward error correction

-        Real time processing of control and data signals

-        Spread spectrum signal design

-        Design of programmable logic device

-        Basic rate ISDN transport signal design and control

  The Company's product development efforts have also resulted in the development of a number of relevant technologies for products targeted toward the wireless infrastructure and CAP market segments. These technologies include hardware and software modules for high-speed digital modems, high data rate QAM modulation algorithms, error correcting coding, automatic equalization methods utilizing digital signal processing, VLSI devices, RF filtering for microwave products, point-to-point and multipoint networking protocols, X.25 interfaces, voice compression, voice telephony interfaces and T1 digital cross connects.

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


INTELLECTUAL PROPERTY

  The Company's proprietary technology is protected by one patent granted and two patents pending which relate to channel bank design and ISDN signal coding. Core technologies described in the "Product Development" section are incorporated in the Company's products through proprietary hardware and software modules which embed original algorithmic and device circuitry. Although some of these original designs are protected by the patents or patent applications mentioned above, most of the designs are secured only by a claim of trade secret rights. Two software modules used in several of the Company's products have been licensed from outside suppliers. Although the loss of these licenses might adversely affect the Company's performance if it were unable to license replacement technology, the Company believes that such replacement technology is readily available from other suppliers on favorable terms.

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

  The Company acquired the trademark of "SKYPLEX," and currently owns the trademarks of "FlexT1," "FlexE1," and "FlexAir.' It has also filed federal trademark applications for FlexSentry, FlexCell, FlexE1 and FlexAir internationally, and these applications were published for opposition in the Trademark Office after examination. The applications for FlexCell, FlexE1 and FlexAir were formally opposed by Fujitsu Network Transmission Systems, Inc. Fujitsu has alleged that the trademark registrations should be denied because of their prior rights filed on a trademark application for FlexR, for certain access controllers. The opposition proceeding is in an early stage, and the Company intends to contest the allegations of the trademark opposition and to assert the company's right to register the three trademarks in the federal Patent and Trademark Office and internationally.

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

RESEARCH AND DEVELOPMENT COSTS

  During fiscal years 1997, 1996, and 1995, the Company's expenditures in product development were $3.9 million, $2.7 million and $1.9 million, respectively. The increase in spending from 1996 to 1997 is due to the continued product development of the Company's Flex product line and the initial development of the Company's SKYPLEX spread spectrum radio product. Total research and development spending for fiscal 1997 includes $1.4 million of costs that were capitalized relating to the development of the SKYPLEX radio. It was determined that the future recoverability of the cost of certain features developed for the radio was not assured and that the value of the asset was impaired. As a result, $555,000 of the asset was written off during the year.


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

EMPLOYEES

  As of June 30, 1997, the Company had approximately 62 full-time employees, of whom approximately 21 are technical personnel engaged in developing the Company's products, approximately 20 are marketing and sales personnel, approximately 13 are quality assurance, customer service and operations personnel and approximately 8 are involved in administration and finance. Substantially all of the Company's employees are full-time. The Company's employees are not unionized and the Company believes that its employee relations are good.


BACKGROUND OF THE COMPANY

  A predecessor by merger to the Company was incorporated in Delaware in 1984. The Company was originally incorporated in Delaware in 1992 as Netra Inc. and changed its name to Digital Transmission Systems, Inc. in 1995 in conjunction with the merger with its wholly-owned subsidiary Digital Transmission Systems, Inc., a California corporation. On March 4, 1996, the Company completed the Offering of 1,220,700 Units each consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at a price of 120% of the unit offering price of $7.50. On February 18, 1997, trading of the Units was split into separate trading of the underlying Common Stock and Warrants.


ITEM 2. PROPERTIES

  The Company's operations are located in an approximately 20,000 square foot facility in a technology park in Norcross (in the greater Atlanta, Georgia area). In May of 1993, the Company entered into a six year lease for its current facility. The base annual triple-net rate for this space is $7.02 per square foot, including amortization of buildout costs of approximately $150,000, and escalates by 4% per year. The Company believes its facilities are suitable and adequate for its purposes.



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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

  On March 4, 1996, the Company completed a public offering of 1,220,700 Units ("Units"), each consisting of one share of Common Stock ("Common Stock") and one Warrant ("Warrant") to purchase one share of Common Stock at an exercise price per share equal to 120% of the initial public offering price of the Units. The shares of Common Stock and Warrants were not detachable or separately transferable, and could only have been traded as part of a Unit until February 18, 1997, when each Unit was separated into one share of Common Stock and one Warrant (the "Separation Date"). The Common Stock and Warrants have been approved for quotation on the NASDAQ SmallCap Market, the Company's principal market, under the symbols DTSX and DTSXW, respectively, and have been approved for listing on the Philadelphia Stock Exchange and the Boston Stock Exchange under the symbols DTS and DTS.W, respectively. The Units previously traded on the NASDAQ Market and the Philadelphia and Boston exchanges. The price per Unit reflected in the table below represents the range of low and high closing sale prices for the Company's Units as reported by the NASDAQ Stock Market for the quarters indicated:


         Quarter Ended                                         High Price          Low Price
-------------------------------------------------------------------------------------------------
   Commencing March 4, 1996 and ending  March 30                   $ 9 3/8            $8
   June 30, 1996                                                   $14 3/4            $9
   September 30, 1996                                              $15 1/2            $14
   December 31, 1996                                               $16 1/4            $14 1/8
   Commencing January 1, 1997 and ending  February 14, 1997        $18                $13 7/8


  On February 18, 1997 the Common Stock and Warrants underlying the Units began trading separately and the Units ceased to trade. Both the Common Stock and Warrants currently trade on the NASDAQ Market and the Philadelphia and Boston exchanges. The price per share of the Company's Common Stock in the table below represents the range of low and high closing sale prices as reported by the NASDAQ Stock Market for the quarters indicated:


         Quarter Ended                                         High Price          Low Price
---------------------------------------------------------------------------------------------------
   Commencing February 18, 1997 and ending  March 31               $13                $10 3/4
   June 30, 1997                                                   $12 1/2            $10 1/4


       The price per share of the Company's Warrants in the table below represents the range of low and high closing sale prices as reported by the NASDAQ Stock Market for the quarters indicated:

         Quarter Ended                                         High Price          Low Price
----------------------------------------------------------------------------------------------------
   Commencing February 18, 1997 and ending  March 31               $5                 $2 7/8
   June 30, 1997                                                   $4 1/4             $2 3/8

  The closing sale price of the Company's Common Stock as reported by the NASDAQ Stock Market on September 30, 1997 was $9. The closing sale price of the Company's Warrants as reported by the NASDAQ Stock Market on September 30, 1997 was $2 3/8.

  The Company has 2,700,000 shares of Common Stock which are outstanding but were not registered as part of the Company's public offering. The Company has approximately 42 shareholders of this Common Stock.

  The total number of shareholders of record of the Company's common shares as of September 30, 1997, was approximately 42. Because many shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these record holders.

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

OVERVIEW

  During the fiscal year ended June 30, 1997, sales to MCI accounted for 30% of total revenue, as compared to 63% in fiscal year 1996 and 84% in fiscal year 1995. These sales have consisted primarily of the version of the Company's network control products that was developed specifically for MCI. The Company expects that future sales of this MCI proprietary product will be minimal and that the growth will continue for its FlexT1, FlexEl, FlexAir and SKYPLEX product lines. The Company's strategy is to leverage its technology to develop these newer products and to continue its customer diversification to enable it to achieve higher sales and net income over time. However, this shift in products and customers has and may be expected to continue to negatively impact the gross profit margin of the Company. The Company is currently experiencing high initial costs of production on initial, lower volume production runs of its new products. As the Company builds volume in these products, it is expected that the gross profit margins will increase.

  Industry trends which may also affect the Company's operating results include the rate of demand for cellular and PCS services, the market acceptance of high speed wireline service from telecommunications service providers, and the level of investment in telecommunications infrastructure by developing countries over the next few years.




COMPARISON OF YEARS ENDED JUNE 30, 1997 AND JUNE 30, 1996

The following table sets forth certain financial data derived from the Company's Statements of Operations (dollars in thousands):

                                                    YEAR ENDED                      YEAR ENDED
                                                  JUNE 30, 1997                    JUNE 30, 1996
                                                --------------------            --------------------
                                                               % OF                            % OF
                                                   $           SALES               $           SALES
                                                -------        -----            -------        -----
Net Sales                                       $14,484         100             $11,228         100
Gross Profit                                      4,639          32               4,272          38
Product development                               2,458          17               2,495          22
Selling, general and administrative               6,331          44               4,206          37
Net income (loss)                                (4,190)        (29)             (2,383)        (21)


  NET SALES. Net sales increased by 29%, to $14,484,000 for the year ended June 30, 1997, from $11,228,000 for the year ended June 30, 1996. The sales mix, and the resulting percentage of total sales, is shown in the table below (dollars in thousands):


                                                               PERCENTAGE OF
                                                                   TOTAL
                                     FISCAL YEAR                FISCAL YEAR
                                    ENDED JUNE 30,             ENDED JUNE 30,
                               -----------------------   -----------------------

                                 1997           1996       1997           1996
                               -------        --------   --------       --------
MCI network control            $ 4,394         $ 7,113         30             63
Other network control              940             592          6              5
Flex T1/E1                       4,861           1,905         34             17
SKYPLEX                          3,342           1,111         23             10
DIV modem                          556             381          4              4
Other products                     391             126          3              1
                               -------        --------   --------       --------
           Totals              $14,484         $11,228        100            100
                               =======        ========   ========       ========

During the year ended June 30, 1997, two customers accounted for greater than 10% each of the Company's sales. MCI represented 30% of total sales and Walker (a reseller/integrator of telecommunications products) accounted for approximately 15% of the Company's sales. Revenues from the Company's FlexT1/E1 product line increased over 155% from $1,905,000 in the year ended June 30, 1996 to $4,861,000 in the year ended June 30, 1997 and revenues from SKYPLEX grew by 201% from $1,111,000 in the year ended June 30, 1996 to $3,342,000 in the year ended June 30, 1997. Total international sales increased by approximately 214% from $1,200,000 in the year ended June 30, 1996 to $3,766,000 in the year ended June 30, 1997.


GROSS PROFIT. Gross profit increased by 9%, to $4,639,000 for the year ended June 30, 1997 from $4,272,000 for the year ended June 30, 1996. This increase is due to the increase in total revenue of $3,256,000 for the year ended June 30, 1997 over the year ended June 30, 1996. As a percentage of sales, gross profit decreased from 38% in the year ended June 30, 1996 to 32% in the year ended June 30, 1997. Cost of goods sold for the year ended June 30, 1997 includes a charge to write off certain capitalized product development for products that will not be realized in future years. The amount of capitalized product development costs written off during the year ended June 30, 1997 was $555,000. In addition, the decrease in margins also reflects a shift in product mix from higher margin network control products to the newer products in the Flex and SKYPLEX product lines. The Company is currently experiencing high initial costs of production on initial, lower volume production runs of its new products. As the Company builds volume in these products, it is expected that the gross profit margins will increase.


PRODUCT DEVELOPMENT. Product development expenses decreased slightly from $2,495,000 for the year ended June 30, 1996 to $2,458,000 for the year ended June 30, 1997. Beginning at the end of the fiscal year ended June 30, 1996 and continuing through most of the year ended June 30, 1997, the Company was involved in initial development of a new product line, the SKYPLEX spread spectrum radio product. Certain development costs related to the SKYPLEX product were capitalized. During the year ended June 30, 1997, the Company capitalized $1,432,000 of these costs as compared to $207,000 during the year ended June 30, 1996. During the fourth quarter of the year ended June 30, 1997, management determined that, given the anticipated direction of the Company's product line, certain product features that had been developed for SKYPLEX would not be implemented for some time. Consequently, it was determined that the future recoverability of the cost of those features was not assured and that the value of the asset was impaired. As a result, the Company has written off $555,000 of costs that had been capitalized during the year. As a percentage of sales, total product development costs decreased from 22% in the year ended June 30, 1996 to 17% in the year ended June 30, 1997.


SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by 51% from $4,206,000 for the year ended June 30, 1996 to $6,331,000 for the year ended June 30, 1997. Selling expenses increased by 50% from $3,213,000 in the year ended June 30, 1996 to $4,820,000 in the year ended June 30, 1997. The increase resulted from expanded sales activity in the U.S. as well as from expansion of sales activity outside the U.S. Selling expenses as a percentage of net sales increased from 29% for the year ended June 30, 1996 to 33% for the year ended June 30, 1997 primarily due to the higher average commission rates paid for new product lines compared to the rates paid on MCI revenue. General and administrative expenses increased from $993,000 in the year ended June 30, 1996 to $1,511,000 in the year ended June 30, 1997 due primarily to increases in administrative and infrastructure costs needed to support the operations of the business with expanded product lines and distribution channels. As a percentage of net sales, general and administrative expenses increased from 9% in the year ended June 30, 1996 to 10% in the year ended June 30, 1997.


NET INCOME / (LOSS). The net loss increased from $2,383,000 for the year ended June 30, 1996 to a loss of $4,190,000 for the year ended June 30, 1997. This increase resulted primarily from the shift in product mix to lower margin products, as well as increased spending in sales and marketing and general and administrative expenses.



COMPARISON OF YEARS ENDED JUNE 30, 1996 AND JUNE 30, 1995

The following table sets forth certain financial data derived from the Company's Statements of Operations (dollars in thousands):

                                            YEAR ENDED                     YEAR ENDED
                                           JUNE 30, 1996                 JUNE 30, 1995
                                         ------------------            -----------------
                                           1996     1995                  1996    1995
                                         ------------------            -----------------
                                                     % OF                          % OF
                                            $       SALES                 $        SALES
                                         -------  ---------            --------  -------
Net sales                                $11,228     100               $10,228      100
Gross profit                               4,272      38                 5,410       53
Product development                        2,495      22                 1,926       19
Selling, general and administrative        4,206      37                 3,082       30
Net income (loss)                         (2,383)    (21)                  407        4

  NET SALES. Net sales increased by 10%, to $11,228,000 for the year ended June 30, 1996, from $10,228,000 for the year ended June 30, 1995. The sales mix, and the resulting percentage of total sales, is shown in the table below (dollars in thousands):

                                                                   PERCENTAGE OF
                                                                       TOTAL
                                      FISCAL YEAR                   FISCAL YEAR
                                     ENDED JUNE 30,                ENDED JUNE 30,
                                   ------------------            ------------------
                                     1996       1995               1996       1995
                                   -------    -------            ------     -------
MCI network control                $ 7,113    $ 8,620                 63         84
Other network control                  592        281                  5          3
Flex T1/E1                           1,905        456                 17          4
SKYPLEX                              1,111          0                 10          0
DIV modem                              381        694                  4          7
Other products                         126        177                  1          2
                                   -------    -------             ------     ------
     Totals                        $11,228    $10,228                100        100
                                   =======    =======             ======     ======


No customer, other than MCI, accounted for more than 10% of sales during either of these fiscal years. Revenues from the Company's FlexT1/E1 product line increased over 300% from $456,000 to $1,905,000 and revenues from SKYPLEX, in it's first year of sales, were $1,110,000. Total international sales increased by approximately 150% from $483,000 in the year ended June 30, 1995 to $1,200,000 in the year ended June 30, 1996.

GROSS PROFIT. Gross profit decreased by 21%, to $4,272,000 for the year ended June 30, 1996 from $5,410,000 for the year ended June 30, 1995. This decrease is primarily due to the shift in product mix from higher margin network control products to the newer products in the Flex product line which currently have lower margins due to smaller production runs resulting in higher materials costs which are typically related to products in early stages of production. As a percentage of sales, gross profit decreased from 53% in the year ended June 30, 1995 to 38% in the year ended June 30, 1996.

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



LIQUIDITY AND CAPITAL RESOURCES

On March 4, 1996 the Company completed an initial public offering (the "Offering") of Units consisting of one share of the Company's Common Stock and one Warrant to purchase one share of Common Stock at a price of 120% of the initial unit offering price. Through this Offering, the Company raised approximately $6,931,000 net of expenses. Of the net proceeds, $200,000 was used to pay accrued dividends on the Series C Preferred Stock. On February 18, 1997 the Common Stock and Warrants underlying the Units began trading separately and the Units ceased to trade.

On April 10, 1997, the Company established a bank line of credit agreement with Silicon Valley Bank which makes available $2,500,000 in borrowings with availability based on the Company's accounts receivable. The loan is secured by the Company's assets and bears interest at the rate of prime plus 2.25% (10.75% at June 30, 1997). The weighted average interest rate for the year ended June 30, 1997 was 9.45% compared to the weighted average interest rate of 9.25% on the Company's borrowing facility for the year ended June 30, 1996. The loan requires a monthly monitoring fee of $1,000 and a commitment fee of 0.125% due monthly on the unused portion of the facility. The line of credit agreement term is one year with an automatic renewal each year unless written notice of termination is given by one of the parties. As of June 30, 1997, the Company was in violation of certain covenants established by this credit facility regarding the Company's tangible net worth. With the investment from Tandem Capital on September 25, 1997, the Company was within the terms of this covenant.

At June 30, 1997, the Company had approximately $712,000 in cash and cash equivalents. For the year ended June 30, 1997, the Company used $2,019,000 of cash in operating activities, reflecting a net loss of $4,190,000, an increase in accounts receivable of $567,000 and an increase in inventory of $99,000. Cash was provided for operations through an increase in accounts payable and accrued liabilities of $1,330,000. Working capital balances continue to grow as the Company expands its product line and adds new customers both domestically and internationally. Due to the shift in the Company's revenues from MCI to resellers and certain international customers, it is anticipated that the days sales outstanding will increase based on the terms of condition of certain of these sales.

The Company purchased $1,446,000 of property and equipment during the year ended June 30, 1997. Purchases were made primarily for equipment used to design and test the Company's new SKYPLEX product line.

During 1997, the Company capitalized $1,432,000 of product development expenditures relating to products expected to be made commercially available before June 30, 1998. These amounts were primarily for development of the Company's SKYPLEX spread spectrum radio product.


During the year ended June 30, 1997, the Company increased its borrowings and sold investment securities to cover approximately $4,897,000 of cash used in operating and investing activities. Borrowings under the Company's working capital line of credit increased by $1,958,000 during the year ended June 30, 1997. In addition, the Company sold $3,001,000 of investment securities during the year ended June 30, 1997.

At June 30, 1997, the Company's net current assets position was approximately $1,916,000. The Company has no significant purchase commitments other than those incurred in the normal course of business and commitments under facilities and operating leases.

On September 25, 1997, the Company issued $4 million of 11.5% subordinated debentures due September 25, 2002. The Debenture Purchase Agreement contains numerous rights, privileges, conditions, etc., in favor of the lender, only certain of which have been included herein. Accordingly, the Debenture Purchase Agreement should be read in conjunction with this summary note. The debentures are convertible at any time by the lender into common stock of the Company at a conversion price of $10.25 per share, subject to adjustment in certain events. The debentures are redeemable by the Company after September 1999 provided that
(a) the Company pays the lender additional interest such that the lender would receive an effective compounded 20% interest rate from inception of the loan or
(b) the 20-day average bid price for the Company's stock exceeds $15.00 per share.

The debentures may be required to be redeemed by the Company at the option of the lender at any time prior to maturity if there is a change in control, as defined in the debenture agreement, at the repayment prices set forth in the debenture agreement, subject to adjustment, together with accrued interest. The debenture agreement specifies certain covenants with which the Company must comply.

The Company believes its available funds and its line of credit will satisfy the Company's projected working capital requirements over the next 12 months.


SEASONALITY

The Company's sales have been subject to quarterly fluctuations mainly due to the purchasing cycle of the Company's large customer, MCI. Other fluctuations occur due to increased buildout of the telecommunications infrastructure during the summer months. The Company's business plan is to continue the diversification of its product offerings, further develop its distribution channels and further expand its customer base. The Company believes that the implementation of this plan and the expected decrease of sales to MCI will decrease the seasonality of its sales. The Company operates with a moderate level of backlog for each product line due to advance purchase commitments and production lead times.


NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued SFAS 128, Earnings per Share. SFAS 128 specifies modifications to the calculation of earnings per share from those currently utilized by the Company. Under SFAS 128, "basic" earnings per share will be calculated based upon the weighted average number of common shares actually outstanding, and "diluted" earnings per share will be calculated based upon the weighted average number of common shares and dilutive potential common shares. The Company intends that it will be adopted when required. The Company believes that the adoption of SFAS 128 will have no effect on the Company's financial position or cash flows.

In February 1997, the Financial Accounting Standards Board issued SFAS 129, Disclosure of Information about Capital Structure. SFAS 129 requires companies to disclose descriptive information about securities that is not necessarily related to the computation of earnings per share.

It also requires disclosure of information about the liquidation preference of preferred stock and redeemable stock. SFAS 129 is effective for financial statements for periods ending after December 15, 1997. The Company does not expect that SFAS 129 will require significant revision of prior disclosures.

In June 1997, the Financial Accounting Standards Board issued SFAS 130, Reporting Comprehensive Income. SFAS requires companies to display, with the same prominence as other financial statements, the components of other comprehensive income. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company's financial statements will include the disclosure of other comprehensive income in accordance with the provisions of SFAS 130 beginning in the first quarter of fiscal year ending June 30, 1999.

In June 1997, the Financial Accounting Standards Board issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 requires that an enterprise disclose certain information about operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will evaluate the need for such disclosures at that time.


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



             Please see pages F-1 through F-21.

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

                                    PART III



ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on October 10, 1997 under the captions "Election of Directors" and "Executive Officers" and is incorporated by reference herein.



ITEM 10. EXECUTIVE COMPENSATION.

  The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on October 10, 1997 under the caption "Executive Compensation" and is incorporated by reference herein.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on October 10, 1997 under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated by reference herein.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on October 10, 1997 under the caption "Related Transactions" and is incorporated by reference herein.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a) Exhibits:

      The Exhibits are listed in the Index to Exhibits on page E - 1.


(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIGITAL TRANSMISSION SYSTEMS, INC.



                                          /s/  Andres C Salazar
                                          -------------------------------------
Date: October 8, 1997                     By:  Andres C. Salazar,
                                          President and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



/s/Andres C. Salazar                       Chief Executive Officer,                   October 8, 1997
----------------------------.         Director (Principal Executive Officer)
Andres C. Salazar



/s/Roger Maloch.                           Vice-President-Finance and Secretary       October 8, 1997
----------------------------.         (Principal Financial and Accounting Officer)
Roger Maloch



/s/Frank LaHaye                                       Director                        October 8, 1997
----------------------------.
Frank LaHaye



/s/Gene Miller                                        Director                        October 8, 1997
----------------------------.
Gene Miller



/s/Robert D. Francis                                  Director                        October 8, 1997
----------------------------.
Robert D. Francis



/s/Edwin Kantor                                       Director                        October 8, 1997
----------------------------.
Edwin Kantor

                          Index to Financial Statements


Balance Sheets as of June 30, 1997 and 1996

Statements of Operations for the years ended June 30, 1997 and 1996

Statements of Cash Flows for the years ended June 30, 1997 and 1996

Statements of Shareholders' Equity for the years ended June 30, 1997 and 1996

Notes to Financial Statements

Independent Auditors' Report - KPMG Peat Marwick LLP

                       DIGITAL TRANSMISSION SYSTEMS, INC.


                                 Balance Sheets

                             June 30, 1997 and 1996

                        (in thousands, except share data)


                                     Assets (note 6)                                           1997           1996
                                                                                               ----           ----
Current assets:
    Cash and cash equivalents                                                                $    712           586
    Investment securities                                                                           -         3,001
    Trade accounts receivable, net of allowances for
      returns and doubtful accounts of $226 and
      $50 in 1997 and 1996, respectively                                                        4,223         3,595
    Other receivables                                                                              14            75
    Inventories (note 4)                                                                        2,440         2,341
    Prepaid expenses                                                                              295           262
    Deferred tax benefit (note 7)                                                                   -           250
                                                                                             --------      --------
           Total current assets                                                                 7,684        10,110

Property and equipment, net of accumulated depreciation
    and amortization (note 5)                                                                   1,186           445
Deferred tax benefit (note 7)                                                                     285            35
Intangible assets (note 3)                                                                      1,137           368
Other assets                                                                                       19            26
                                                                                             --------      --------

           Total assets                                                                      $ 10,311        10,984
                                                                                             ========      ========

                          Liabilities and Shareholders' Equity

Current liabilities:
    Line of credit (note 6)                                                                  $  1,958             -
    Accounts payable and accrued liabilities                                                    3,016         1,961
    Accrued payroll and benefits                                                                  591           316
    Warranty accrual                                                                              203           102
                                                                                             --------      --------
           Total liabilities                                                                    5,768         2,379
                                                                                             --------      --------

Shareholders' equity (note 8):
    Preferred stock - 3,000,000 shares authorized; -0- shares
      issued and outstanding                                                                       -              -
    Common stock - $.01 par value; 15,000,000 shares
      authorized; 4,121,143 and 3,920,700 shares issued
      and outstanding at June 30, 1997 and 1996, respectively                                      41            39
    Additional paid-in capital                                                                 11,232        11,137
    Deferred compensation                                                                        (124)         (188)
    Notes receivable from stock sales                                                             (33)            -
    Accumulated deficit                                                                        (6,573)       (2,383)
                                                                                             --------      --------
           Total shareholders' equity                                                           4,543         8,605

Commitments and contingencies (notes 8, 9, 10, and 11)

           Total liabilities and shareholders' equity                                        $ 10,311        10,984
                                                                                             ========      ========

See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                            Statements of Operations

                       Years ended June 30, 1997 and 1996

                        (in thousands, except share data)

                                                                                              1997           1996
                                                                                              ----           ----
Net sales (note 9)                                                                        $    14,484        11,228
Cost of sales, including $555 in write-offs of capitalized
  product development costs                                                                     9,845         6,956
                                                                                          -----------      --------
           Gross profit                                                                         4,639         4,272
                                                                                          -----------      --------

Selling, general, and administrative                                                            6,331         4,206
Product development (note 10(c))                                                                2,458         2,495
                                                                                          -----------      --------
           Total operating expenses                                                             8,789         6,701
                                                                                          -----------      --------

           Operating loss                                                                      (4,150)       (2,429)

Other (expense) income                                                                            (40)           46
                                                                                          -----------      --------
           Loss before income tax expense                                                      (4,190)       (2,383)

Income tax benefit (expense)                                                                        -             -
                                                                                          -----------      --------

           Net loss                                                                            (4,190)       (2,383)

Accretion of redemption value and dividends accrued
    on redeemable preferred stock                                                                   -           225
                                                                                          -----------      --------

Net loss attributable to common shareholders                                              $    (4,190)       (2,608)
                                                                                          ===========      ========

Net loss per common share and common share equivalent                                     $     (1.05)         (.81)
                                                                                          ===========      ========

Weighted average common and equivalent shares outstanding                                       3,999         3,228
                                                                                          ===========      ========

See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                            Statements of Cash Flows

                       Years ended June 30, 1997 and 1996

                                 (in thousands)


                                                                                            1997           1996
                                                                                            ----           ----
Cash flows from operating activities:
    Net loss                                                                                $(4,190)      (2,383)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                                                           814          532
        Write-off of capitalized product development costs                                      554           -
        Amortization of deferred compensation expense                                            64           81
        Change in assets and liabilities:
          Trade accounts receivable                                                            (567)      (1,647)
          Inventories                                                                           (99)        (948)
          Prepaid expenses                                                                      (33)         (94)
          Accounts payable and accrued liabilities                                            1,055        1,210
          Accrued payroll and benefits                                                          275          153
          Warranty reserve                                                                      101           27
          Other                                                                                   7           (8)
                                                                                            -------      -------
                Net cash used in operating activities                                        (2,019)      (3,077)
                                                                                            -------      -------

Cash flows from investing activities:
    Purchases of property and equipment                                                      (1,446)        (585)
    Additions to capitalized product development costs                                       (1,432)        (207)
    Purchase of business                                                                         -          (200)
    Purchases of held-to-maturity investment securities                                          -        (3,001)
                                                                                            -------      -------
                Net cash used in investing activities                                        (2,878)      (3,993)
                                                                                            -------      -------

Cash flows from financing activities:
    Net borrowings (payments) under line of
      credit agreements                                                                       1,958         (450)
    Proceeds from maturities of held-to-maturity
      investment securities                                                                   3,001           -
    Preferred dividends paid                                                                     -          (200)
    Proceeds from exercise of stock options                                                      57           18
    Proceeds from issuances of common stock, net of
      $2,155,000 in offering costs in 1996                                                        7        6,931
                                                                                            -------      -------
                Net cash provided by financing activities                                   $ 5,023        6,299
                                                                                            -------      -------

Net increase (decrease) in cash and cash equivalents                                            126         (771)

Cash and cash equivalents at beginning of year                                                  586        1,357
                                                                                            -------      -------

Cash and cash equivalents at end of year                                                    $   712          586
                                                                                            =======      =======

                                                                 (Continued)

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                            Statements of Cash Flows

                                 (in thousands)



Supplemental disclosure of cash paid for income taxes and interest:
      Cash paid for income taxes                                                        $        --            3
                                                                                             ======      =======

      Cash paid for interest                                                            $        56           59
                                                                                             ======      =======




See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.


                       Statements of Shareholders' Equity

                       Years ended June 30, 1997 and 1996

                                 (in thousands)



                                                            Common stock
                                                     ------------------------                                           Notes
                                                      Number                          Additional                      receivable
                                                     of shares                         paid-in           Deferred     from stock
                                                      issued           Amount          capital        compensation       sales
                                                      ------           ------          -------        ------------    -----------
Balance at June 30, 1995                                  772          $    8              299             -               -
Exercise of stock options                                  46               -               18             -               -
Shares granted under stock incentive plan                   -               -              269          (269)              -
Compensation expense                                        -               -                -            81               -
Dividends accrued on Series C preferred stock               -               -              (58)            -               -
Accretion of redemption value of Series A
    and Series B preferred stock                            -               -             (167)            -               -
Conversion of Series A, Series B, and Series C
    preferred stock to common stock                     1,813              18            3,534             -               -
Units issued in public offering, net of
    $2,155,000 of expenses                              1,221              12            6,919             -               -
Payment of accrued dividends on Series C
    preferred stock                                        69               1              323             -               -
Net loss                                                    -               -                -             -               -
                                                      -------          ------          -------         -----            ----
Balance at June 30, 1996                                3,921              39           11,137          (188)              -

Exercise of stock options                                 200               2               88             -             (33)
Compensation expense                                        -               -                -            64               -
Shares issued under purchase plans                          -               -                7             -               -
Net loss                                                    -               -                -             -               -
                                                      -------          ------          -------         -----            ----

Balance at June 30, 1997                                4,121          $   41           11,232          (124)            (33)
                                                      =======          ======          =======         =====            ====

                                                             Retained
                                                             earnings            Total
                                                            (accumulated)     shareholders'
                                                              deficit)          equity
                                                           ------------      -------------
Balance at June 30, 1995                                          -               307
Exercise of stock options                                         -                18
Shares granted under stock incentive plan                         -                 -
Compensation expense                                              -                81
Dividends accrued on Series C preferred stock                     -               (58)
Accretion of redemption value of Series A
    and Series B preferred stock                                  -              (167)
Conversion of Series A, Series B, and Series C
    preferred stock to common stock                               -             3,552
Units issued in public offering, net of
    $2,155,000 of expenses                                        -             6,931
Payment of accrued dividends on Series C
    preferred stock                                               -               324
Net loss                                                     (2,383)           (2,383)
                                                             ------            ------
Balance at June 30, 1996                                     (2,383)            8,605

Exercise of stock options                                         -                57
Compensation expense                                              -                64
Shares issued under purchase plans                                -                 7
Net loss                                                     (4,190)           (4,190)
                                                             ------            ------

Balance at June 30, 1997                                     (6,573)            4,543
                                                             ======            ======



See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                          Notes to Financial Statements

                             June 30, 1996 and 1995


(1)    Summary of Significant Accounting Policies

      (a)  Description of Business

           Digital Transmission Systems, Inc. (the "Company"), formerly NETRA Inc. (see note 2), designs, manufactures, markets, and services a broad range of products for the telecommunications industry. The Company's primary customers are long distance carriers and wireless service providers. The Company sells its products both in the U.S., as well as key international markets, including Latin America, the Asia/Pacific region and Eastern Europe. The Company's products, consisting of proprietary software and hardware modules, facilitate the control, monitoring, and efficient transmission of high-speed digital information in telecommunications networks. The Company subcontracts the kitting and assembly of its products to various manufacturers.

      (b)  Cash and Cash Equivalents

           Cash and cash equivalents include cash on deposit in banks, money market accounts, and commercial paper instruments. All cash and cash equivalents are carried at cost which approximates market. For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

      (c)  Investment Securities

           The Company classifies its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

           Investments at June 30, 1996 consist of U.S. Government agency mortgage-backed debt securities, which were classified as held-to-maturity securities and recorded at amortized cost. Accordingly, temporary unrealized gains and losses on held-to-maturity securities were not recognized.

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

                  Computer and Test Equipment              3 years
                  Software                                 1 years
                  Furniture and Fixtures                   3 years
                  Leasehold Improvements                   3 years

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                          Notes to Financial Statements


      (f)  Intangible Assets and Research and Development Expenditures

           Capitalized product development costs, goodwill, and other intangible assets are being amortized on a straight-line basis over a three-year period. The Company evaluates the recoverability of these intangible assets at each period end using the undiscounted estimated future cash flows expected to be derived from such assets. If such evaluation indicates a potential impairment, the Company measures it based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of these intangible assets will be impacted if estimated future operating cash flows are not achieved. During the years ended June 30, 1997 and 1996, $555,000 and $-0-, respectively, in write-offs were recognized due to impairment of net realizable value.

           Research and development costs related to new product development that has not reached product design phase are expensed as incurred. The Company capitalizes product development costs for outside contractors from the time that product design has been completed for the product to the time that the product is ready for production. The determination of completion of the product design phase and the ongoing assessment of recoverability of capitalized product development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in technologies.

      (g)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
           Of

           The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"), on July 1, 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS 121 did not have a material impact on the Company's financial position or results of operations.

      (h)  Financial Instruments

           The Company's financial instruments consisted of cash and cash equivalents; investments; accounts receivable; line of credit; accounts payable and accrued expenses; and accrued payroll and benefits. The carrying values of these financial instruments, excluding investments and line of credit, approximate fair value because of the short maturity of those instruments. The carrying value of the Company's investments at June 30, 1996 was $3,000,910, as compared to the fair value of $3,055,000. The carrying value of the Company's line of credit approximates fair value based on the variable rate nature of the instrument.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                          Notes to Financial Statements


           Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and equivalents, investments, and accounts receivable. The Company's cash equivalents are in money market accounts, and the Company's investments are in U.S. Government agency mortgage-backed debt securities. The Company believes no significant concentration of credit risk exists with respect to these financial instruments.

           The Company sells its products primarily to long-distance carriers, wireless service providers, and resellers/integrators in the telecommunications industry. Generally, the Company requires no collateral on trade receivables, but believes that any credit risks are substantially mitigated by its credit evaluation process, as well as letters of credit and credit insurance procured for certain international sales. The Company maintains allowances for potential credit losses, but historically has not experienced significant losses related to groups of customers in any particular geographic area.

      (i)  Revenue Recognition

           Revenue from the sale of equipment is recognized at the time of shipment. The Company estimates and records provisions for sales returns, discounts, and allowances in the period the sale is reported, based on its experience and other relevant factors.

           Certain of the Company's contractual arrangements allow for limited right of return. Management of the Company has provided an allowance for expected sales returns, discounts, and allowances related to these customers based on the historical return rates and expected future returns of sales to these customers. The amounts of sales discounts, returns, and allowances ultimately incurred could differ materially in the near term from the allowances recorded in these financial statements.

      (j)  Warranty Accrual

           The Company warrants its products against defects in design, materials, and workmanship for periods ranging from one to five years. A provision for estimated future costs relating to warranty expense is recorded when the products are shipped based on historical claims and projected future experience.

           Certain of the Company's product lines have been recently introduced to market and therefore limited historical data has been available on which to base estimates of future returns for warranty repairs. Management of the Company has provided for warranty expense related to these new products based on the historical return rates and repair costs of established products lines, as well as recent and expected return rates and repair costs of these new products. The amount of warranty expense ultimately incurred could differ materially in the near term from the accrual recorded in these financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                          Notes to Financial Statements


      (k)  Income Taxes

           Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (l)  Stock Option Plan

           Prior to July 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Only July 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

      (m)  Loss Per Share

           Net loss per common share has been computed using the weighted-average number of outstanding shares of common stock and common stock equivalents (when dilutive) during 1997 and 1996. The weighted-average number of shares for 1996 includes common stock and common stock equivalents issued within one year prior to the filing of the initial public offering for all periods presented without regard to whether the inclusion of the securities was dilutive. Net loss per share computed on a fully diluted basis is not significantly different than the weighted-average number of shares computed using the primary method described above.

           The pro forma loss per share for 1996 gives effect to the conversion of 1,813,289 shares of redeemable convertible preferred stock into an equal number of shares of common stock in conjunction with the Company's public stock offering as if such conversion had occurred at the beginning of 1996. Additionally, the pro forma earnings per share gives effect to the approximately 69,383 shares of common stock which were exchanged in partial consideration of accrued dividends (see note 8).

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                          Notes to Financial Statements


      (n)  Use of Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      (o)  Reclassifications

           Certain amounts in the 1996 financial statements have been reclassified to conform to classifications adopted in 1997.

(2)    Changes in Corporate Structure

       DTS Acquisition Corporation (DTS AC) was incorporated on August 14, 1990 for the purpose of acquiring all stock of DTS, Inc. The acquisition was consummated on August 20, 1990 and DTS AC commenced operations on that date.

       NETRA Inc. ("NETRA"), a Delaware corporation, was formed on October 28, 1992 to effect the purchase of Able Telecommunications, Inc. ("Able"). On February 5, 1993, Able stockholders contributed all outstanding shares of Able to NETRA in a tax-free reorganization pursuant to Section 351 of the Internal Revenue Code of 1986. Able Series A Preferred, Series B Preferred, and common stockholders received one share of the respective NETRA shares for each share of Able.

       Simultaneously with the NETRA/Able merger described above, DTS AC merged with and into NETRA, leaving NETRA as the surviving entity, in a tax-free reorganization. Following the merger of DTS AC into NETRA, DTS AC's wholly owned subsidiary, DTS, Inc., was merged with and into Able leaving Able as the surviving entity. Able subsequently changed its name to DTS, Inc. At the consummation of the transaction, NETRA was the parent company with one wholly owned subsidiary, DTS, Inc. DTS, Inc.'s operations include those of the former DTS, Inc. and Able Telecommunications, Inc. During fiscal year 1994, the Company consolidated the operations of Able from its California location to its Georgia facility. On November 11, 1995, the Board of Directors of NETRA and DTS, Inc. voted to formally merge Digital Transmission Systems, Inc. into NETRA; on December 13, 1995, the name of NETRA was changed to Digital Transmission Systems, Inc. As the NETRA consolidated financial statements prior to and for the year ended June 30, 1995 included DTS, Inc. as a wholly-owned subsidiary, this merger will have no effect on the financial statements included herein.

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

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                          Notes to Financial Statements


(3)    Intangible Assets

       Intangible assets consist of the following as of June 30, 1997 and 1996 (in thousands):

                                                                                        1997        1996
                                                                                        ----       -----
           Capitalized product development costs                                     $    1,085       207
           Intangible asset related to the acquisition
               of SKYPLEX rights                                                            200       200
                                                                                     ----------     -----
                                                                                          1,285       407
           Less accumulated amortization                                                    148        39
                                                                                     ----------     -----
                                                                                     $    1,137       368
                                                                                     ==========     =====

       Amortization expense recorded for the years ended June 30, 1997 and 1996 was approximately $109,000 and $57,000, respectively.

(4)    Inventories

       Inventories consist of the following at June 30, 1997 and 1996 (in thousands):

                                                                                          1997       1996
                                                                                          ----       ----
           Raw materials                                                             $    1,853      2,119
           Work in process                                                                   -         204
           Finished goods                                                                   953        376
           Inventory reserve                                                               (366)      (358)
                                                                                     ----------    -------
                                                                                     $    2,440      2,341
                                                                                     ==========    =======


(5)    Property and Equipment

       Property and equipment consist of the following at June 30, 1997 and 1996 (in thousands):


                                                                                        1997         1996
                                                                                        ----         ----
           Computer and test equipment                                               $    2,324      1,099
           Software                                                                         286        230
           Furniture and fixtures                                                           159         82
           Leasehold improvements                                                           205        117
                                                                                     ----------    -------
                                                                                          2,974      1,528
           Less accumulated depreciation and amortization                                 1,788      1,083
                                                                                     ----------    -------
                                                                                     $    1,186        445
                                                                                     ==========    =======


                       DIGITAL TRANSMISSION SYSTEMS, INC.

                          Notes to Financial Statements


(6)    Lines of Credit

       In April 1997, the Company executed a line of credit agreement with a financial institution whereby it may borrow the lesser of $2,500,000 or 80% of eligible receivables, as defined in the Loan and Security Agreement (the "Agreement"), through the maturity date of April 10, 1998. Amounts outstanding under the Agreement were $1,958,172 at June 30, 1997. Borrowings accrue interest at the prime rate plus 2.25% (10.75% at June 30, 1997) and are secured by accounts receivable, inventory, and certain other assets as defined in the Agreement. A commitment fee of .125% of the unused portion of the line of credit and a $1,000 collateral fee are payable monthly under the terms of the Agreement.

       The Agreement imposes certain covenants as defined in the Agreement with which the Company was not in compliance as of June 30, 1997.

       DTS, Inc. had a line of credit agreement with a financial institution whereby it could borrow up to $1,200,000. Amounts outstanding under this agreement were $-0- at June 30, 1996, and the agreement was not renewed on its maturity date of October 31, 1996. Borrowings accrued interest at the prime rate plus 1% (9.25% at June 30, 1996) and were secured by accounts receivable and inventories. The line was additionally secured by an assignment of $600,000 of the company's investment securities. A commitment fee of .25% was charged on the unused portion of the line of credit.

(7)    Income Taxes

       Because of operating losses, the Company has not provided any income tax expense for the years ended June 30, 1997 and 1996. A reconciliation of the expected income tax benefit (at the statutory federal income tax rate of 34%) to the actual income taxes reported in the statement of operations is as follows (in thousands):

                                                                         1997        1996
                                                                         ----        ----
           Computed "expected" income tax benefit
               at Federal statutory rate of 34%                       $  (1,425)      (810)
           State income taxes, net of Federal benefit                      (165)       (94)
           Increase in valuation allowance                                1,638        782
           Other, net                                                       (48)       122
                                                                        -------     ------

                                                                      $       -          -
                                                                        =======     ======



                       DIGITAL TRANSMISSION SYSTEMS, INC.

                          Notes to Financial Statements


       The income tax effects of the temporary differences that give rise to significant portions of the Company's deferred tax assets at June 30, 1997 and 1996 are presented below (in thousands):

                                                                            1997        1996
                                                                            ----        ----
           Deferred tax assets:
               Allowance for doubtful accounts                           $       86         19
               Inventory valuation allowance                                    139        136
               Accrued expenses not reduced for tax purposes                     99         39
               Property and equipment depreciation                               47         35
               Net operating loss carryforwards                               2,982      1,486
               Product and development tax credit
                 carryforwards                                                  441        441
                                                                         ----------    -------
                      Gross deferred tax asset                                3,794      2,156

           Less valuation allowance                                           3,509      1,871
                                                                         ----------    -------

                 Net deferred tax assets                                 $      285        285
                                                                         ==========    =======

       The valuation allowance for deferred tax assets as of June 30, 1997 and 1996 was $3,509,000 and $1,871,000, respectively. The net change in the total valuation allowance for the years ended June 30, 1997 and 1996 was an increase of approximately $1,638,000 and $782,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $8,000,000 prior to the expiration of the net operating loss carryforwards beginning in 2005. Taxable loss for the years ended June 30, 1997 and 1996 was approximately ($3,680,000) and ($2,200,000), respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 1997. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

       At June 30, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $8,000,000 which are available to offset future federal taxable income, if any, through 2005. In addition, the Company has product development tax credit carryforwards of approximately $441,000 which are available to reduce future federal regular income taxes, if any, and have expiration dates beginning in 2005.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                          Notes to Financial Statements


       The amount of net operating loss and research and experimentation credit carryforwards may be limited due to an ownership change, as defined in the Internal Revenue Service regulations. In the event of an ownership change, the amount of taxable income of a loss corporation for any postchange year which may be offset by prechange losses shall not exceed the Internal Revenue Code Section 382 limitation for such year. Generally, an ownership change occurs if a 5% stockholder or any equity structure shift increases the percentage of the stock of the loss corporation owned by more than 50 percentage points over the lowest percentage of stock of the loss corporation owned by such stockholders at any time during a three-year look-back testing period. The annual Section 382 limitation is equal to the value of the old loss corporation (before the ownership change) multiplied by the Federal long-term, tax-exempt rate.

(8)    Shareholders' Equity

       Amendment to the Certificate of Incorporation

       Effective March 4, 1996, the date of the Company's public stock offering (the "Offering"), the Company's Board of Directors amended the certificate of incorporation of Digital Transmission Systems, Inc. to declare a 3.35-to-1 reverse stock split on all common and redeemable convertible preferred shares authorized; change the par value on both the common stock and the redeemable convertible preferred stock from their original par value of $.00001 and $.0001, respectively, to $.0l; and reduce the number of authorized shares of common stock from 20,000,000 to 15,000,000. The amendment also authorized 3,000,000 shares of $.01 par preferred stock. All shares and per share amounts have been retroactively restated to reflect the reverse stock split and the change in par value and authorized number of shares of common stock.

       Conversion of Series A, Series B, and
       Series C Redeemable Convertible Preferred Stock

       Concurrent with the Offering, the Company converted the 358,563, 90,850, and 1,363,876 outstanding shares of Series A, Series B, and Series C Redeemable Convertible Preferred Stock, respectively, to shares of $.01 par value Common Stock on a 1:1 basis. At the time of the conversion, $523,400 was accrued in dividends on the redeemable convertible preferred stock. The Company paid $200,000 in cash and issued 69,383 shares of common stock as payment for the remainder. The owners of this common stock have retained certain demand registration rights. As of June 30, 1997 and 1996, the Company has no redeemable convertible preferred stock authorized, issued, or outstanding.

       Shareholder Lock-Up Agreements

       Certain holders of the 2,700,000 shares of common stock outstanding prior to the Offering entered into agreements that they would not sell any common stock owned by them without the prior written consent of the underwriter for a period of one year from the date of the Offering. Some of these agreements have been extended beyond June 30, 1997.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                          Notes to Financial Statements


       Initial Public Offering

       On March 4, 1996, the Company completed the Offering of 1,220,700 units each consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price per share of $9. Through this Offering, the Company raised approximately $6,931,000 net of expenses.

       The 1,220,700 shares of common stock included in the units were shown as outstanding shares for the purposes of the balance sheet and statement of stockholders' equity as of and for the year ended June 30, 1996.

       Separation of Units

       The shares of common stock and warrants included in the 1,220,700 units sold in the Offering were not separately detachable or separately transferable, and could only be traded as units, until 365 days from the date of the Offering or such earlier date as the underwriter could determine (the "Separation Date"). On February 18, 1997, the units separated so that the common stock and warrants underlying the units began trading separately and the units ceased to trade.

       Warrants

       As of June 30, 1997, 1,220,700 warrants were issued and outstanding which entitle the holder to purchase one share of common stock at an exercise price of $9, and expire March 4, 2001. The Company has issued no warrants other than these, which were included in the units sold in the Offering.

       Stock Options

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

       Effective January 1996, the Board of Directors adopted the 1996 Stock Incentive Plan (the "1996 Plan") which provides for the grant of stock options for up to 200,000 shares of common stock. In October 1996, the Board of Directors voted to increase the number of shares of common stock authorized under the 1996 Plan from 200,000 shares to 440,000 shares. The 1996 Plan also permits the Board of Directors to grant stock appreciation rights, stock bonuses, and restricted stock awards in accordance with the provisions of the Plan. The Plan remains in effect until January 2006 unless sooner terminated by the Board of Directors.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                          Notes to Financial Statements


       Options granted under the 1992 and 1996 Plans may be incentive stock options or nonqualified stock options, as determined by the Board of Directors at the time of grant. Incentive stock options are granted at a price not less than the fair market value of the stock on the grant date, and nonqualified options are granted at a price to be determined by the Board of Directors provided that such exercise price is not less than 85% of the fair market value of the stock on the grant date. Option vesting terms are established by the Board of Directors at the time of grant, and presently range from three to five years. The expiration date of options granted under the 1992 and 1996 Plans are determined at the time of grant and may not exceed ten years from the date of the grant.

       As of June 30, 1997, there were no options available for grant under the 1992 Plan, and there were 131,752 options available for grant under the 1996 Plan.

       On March 4, 1996, pursuant to the Underwriter's Agreement, the Company issued options to the underwriter to purchase 107,000 units (consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $14.85). The options have an exercise price per unit of $12.375 and expire March 4, 2001. The options were assigned a fair value of $-0- when issued due to the stated exercise prices which greatly exceeded the market value at the grant date. As of June 30, 1997, 107,000 options were outstanding and exercisable.

       The Company also issues options to members of the Board of Directors as compensation for board representation and attendance. Options are issued at the fair market value at the date of grant and vest immediately upon issue as of the date of each board meeting attended. As of June 30, 1997, 35,388 of these options were outstanding of which 27,388 were exercisable.

       The per share weighted-average fair value of all stock options granted during the years ended June 30, 1997 and 1996 was $4.48 and $1.83 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield 0%, expected volatility 45%, risk-free interest rate of 5.8%, and an expected life of 4 years; 1996 - expected dividend yield 0%, expected volatility 45%, risk-free interest rate of 5.8%, and an expected life of 4 to 5 years.

       The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options issued at fair value in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been adjusted by the pro forma amounts indicated below (in thousands, except share data):


                                                                                         June 30,
                                                                                         --------
                                                                                     1997        1996
                                                                                     ----        ----

           Net loss attributable to common
               shareholders                               As reported            $   (4,190)     (2,608)
                                                          Pro forma              $   (4,447)     (2,598)

           Net loss per common share and
               common share equivalent                    As reported            $    (1.05)       (.81)
                                                          Pro forma              $    (1.11)       (.80)


                       DIGITAL TRANSMISSION SYSTEMS, INC.

                          Notes to Financial Statements


       Pro forma net loss reflects only options granted during the years ended June 30, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma loss amounts presented above because compensation cost is reflected over the options' vesting periods ranging from one to five years, and compensation cost for options granted prior to July 1, 1995 is not considered.

       The following summarizes stock option activity, excluding underwriter options, for the years ended June 30, 1997 and 1996:

                                                                       Number               Exercise
                                                                      of shares          price per share
                                                                      ---------          ---------------

           Outstanding at June 30, 1995                                542,201        .0084    -  1.6750

               Granted                                                 313,335        .8710    - 10.5000
               Exercised                                                45,327        .0084    -  1.1725
               Canceled or expired                                      87,066        .0670    -  1.1725
                                                                     ---------    ----------------------

           Outstanding at June 30, 1996                                723,143    $   .0084    - 10.5000
                                                                                  ======================

               Granted                                                 230,000      10.2500    - 12.8750
               Exercised                                               199,661        .0085    -  4.1875
               Canceled or expired                                      31,261        .0670    -  4.7300
                                                                     ---------    ----------------------

           Outstanding at June 30, 1997                                722,221    $   .0085    - 12.8750
                                                                     =========    ======================

       At June 30, 1997, the weighted-average remaining contractual life of outstanding options, excluding underwriter options, was 7.8 years. At June 30, 1997 and 1996, the number of options exercisable was 221,466 and 309,821, respectively, and the weighted-average exercise price of those options was $1.22 and $.33, respectively.

       Notes Receivable from Stock Sales

       Notes receivable from stock sales result from the exercise of stock options for notes during the year ended June 30, 1997. The notes are full recourse promissory notes bearing interest at 8% per annum. All accrued interest and the entire principal amount of each note is payable on November 7, 1997.

       Stock Compensation Expense

       Unearned compensation expense of $269,000 was recorded as a reduction of shareholders' equity for the fiscal year ended June 30, 1996 for 62,089 options issued at an exercise price less than fair market value. Compensation expense of approximately $64,000 and $81,000 was recorded in the Statement of Operations during the years ended June 30, 1997 and 1996, respectively, for the options that vested during these years.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                          Notes to Financial Statements


       Employee Stock Purchase Plan

       Effective November 7, 1996, the Board of Directors adopted the 1996 Employee Stock Purchase Plan (the "Plan"), under which, the Company is authorized to issue up to 150,000 shares of common stock to its full-time employees. Substantially all of the Company's employees are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-year or end-of-year market price. Under the plan, the Company sold 782 shares to employees in 1997.

       Under FASB Statement 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1997: dividend yield of 0%; an expected life of one year; expected volatility of 45%; and risk-free interest rate of 5.8%. The weighted-average fair value of those purchase rights granted during the year ended June 30, 1997 was approximately $2,500.

(9)    Concentration of Sales and Credit Risks

       For the years ended June 30, 1997 and 1996, 45% and 66%, respectively, of the Company's revenues were derived from two customers. Additionally, the Company's accounts receivable from these customers represented 44% and 60% of total accounts receivable at June 30, 1997 and 1996, respectively.

       For the years ended June 30, 1997 and 1996, international sales were approximately 26% and 10%, respectively, of total sales of the Company. International sales and gross profit were as follows (in thousands):

                                                                               1997       1996
           Sales                                                            $  3,766      1,200
           Gross profit                                                        1,120        254

(10)   Commitments and Contingencies

      (a)  Leases

           The Company leases a building and certain equipment under noncancelable operating lease agreements which expire at various times through 2001 and provide for minimum annual rentals as follows:

                               Year ending
                                June 30,                 (in thousands)
                                --------                 --------------

                                1998                      $    197
                                1999                           159
                                2000                            15
                                2001                             3
                                                          --------

                                                          $    374
                                                          ========

           Rental expense under all lease agreements for the years ended June 30, 1997 and 1996 was approximately $415,000 and $450,000, respectively.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                          Notes to Financial Statements


      (b)  401(k) Plan

           The Company sponsors the Digital Transmission Systems, Inc. 401(k) Savings Plan (the "Plan") for the benefit of eligible employees and their beneficiaries. Employees may elect to contribute from 1% to 20% of their gross compensation to the Plan. The Plan was amended during the year ended June 30, 1997 to provide for a Company match of 25% of employee contributions up to 6% of their eligible compensation. The Company can also make an additional annual discretionary contribution that is allocated to employees based upon relative levels of compensation. The Company recorded matching expense of $23,505 and $-0- for the years ended June 30, 1997 and 1996, respectively. The Company elected to make no discretionary contributions to the Plan during the years ended June 30, 1997 and 1996.

      (c)  Product Development Agreements

           The Company has agreements with certain outside subcontractors for the development of new product technology. The agreements define milestones which, upon completion, call for the payment of agreed-upon fees. Portions of these payments are capitalized as product development cost, as discussed in note 1. There were no firm commitments remaining in effect as of June 30, 1997.

(11)   Subsequent Events

       On September 25, 1997, the Company issued $4 million of 11.5% subordinated debentures due September 25, 2002. The Debenture Purchase Agreement (the "Debenture Agreement") contains numerous rights, privileges, conditions, etc., in favor of the lender, only certain of which have been included herein. Accordingly, the Debenture Agreement should be read in conjunction with this summary note. The debentures are convertible at any time by the lender into common stock of the Company at a conversion price of $10.25 per share, subject to adjustment in certain events. The debentures are redeemable by the Company after September 1999 provided that (a) the Company pays the lender additional interest such that the lender would receive an effective compounded 20% interest rate from inception of the loan or (b) the 20-day average bid price for the Company's stock exceeds $15.00 per share.

       The debentures may be required to be redeemed by the Company at the option of the lender at any time prior to maturity if there is a change in control, as defined in the Debenture Agreement, at the repayment prices set forth in the Debenture Agreement, subject to adjustment, together with accrued interest. The Debenture Agreement specifies certain covenants with which the Company must comply.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders of
Digital Transmission Systems, Inc.


We have audited the accompanying balance sheets of Digital Transmission Systems, Inc. as of June 30, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Transmission Systems, Inc. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                 /s/  KPMG PEAT MARWICK LLP


Atlanta, Georgia
July 17, 1997, except as to note 11,
    which is as of September 25, 1997

                                INDEX TO EXHIBITS




     EXHIBIT
     NUMBER                    DESCRIPTION
     *3.1          -           Form of Amended and Restated Certificate of Incorporation of the Company.
     *3.2          -           Form of Amended and Restated Bylaws of the Company.
     *4.1          -           See Article 4 of the Company's Amended and Restated Certificate of Incorporation -- located within
                                 Exhibit 3.1.
     *4.2          -           See Article 3 of the Company's Amended and Restated Bylaws located within Exhibit 3.2.
     *10.1         -           Loan Agreement, dated October 10, 1995, by and between the Company and SunTrust Bank.
     *10.2         -           Lease Agreement, dated September 14, 1994, by and between the Company and Advanta Leasing Corp.
     *10.3         -           The Company's 401 (K) Savings Plan.
     *10.4         -           Lease Agreement, dated January 28, 1991, by and between the Company and Colonial Pacific Leasing
                                 Corporation.
     *10.5         -           Lease Agreement, dated January 4, 1994, by and between the Company and Amplicon, Inc.
     *10.6         -           Form of Reseller Agreement.
     *10.7 (1)     -           Proprietary Information, Noncompetition and Inventions Agreement, dated August 20, 1990, by and between the Company and Thomas C. Mock
     *10.8         -           Form of Confidentiality and Invention Assignment Agreement.
     *10.9 (1)     -           Proprietary Information, Noncompetition and Invention Agreement, dated August 20, 1990, by and between the Company and James W. Chamberlin
     *10.10        -           Acquisition Agreement, dated December 1, 1995, by and between the Company and Technology Ventures
                                 International, Inc.
     *10.11        -           Lease Agreement, dated March 19, 1993, by and between New England Mutual Life Insurance Company and the Company.
     *10.12        -           Manufacturing Agreement, dated May 8, 1995, by and between the Company and Comptronix Corporation.
     *10.13 (1)    -           FY95 Employee Profit Sharing Plan.
     *10.14 (1)    -           FY96 Management Bonus Plan.
     *10.15 (1)    -           1992 Stock Incentive Plan.
     *10.16 (1)    -           FY96 Sales Commission Plan for Bobby Boykin.
     *10.17        -           Equipment Lease, dated December 17, 1991, by and between the Company and General Electric Capital
                                 Corporation.
     *10.18 (1)    -           Form of  Employment  Agreement to be entered  into by and between the Company and each of Mr.
                                 Salazar,  Mr.  Boykin and Mr. Nelson.
     *10.19 (1)    -           1996 Incentive Compensation Plan.
     *10.20        -           Form of Consent of Series C Preferred Stockholders.
     *10.21        -           Agreement, dated January 7, 1994, by and between the Company and Wiltron Company.

      10.22 (1)    -           Form of Digital Transmission Systems, Inc. Employee Stock Purchase Plan
                               (previously filed with Form 10-KSB for the fiscal year ended June 30,
                               1996 and incorporated herein by reference)
      10.23        -           Form of Amendment to the Company's 401 (K) Savings Plan (previously filed with Form 10-KSB for the fiscal year ended June 30, 1996 and incorporated herein by reference)
      10.24        -           Form of Debenture Agreement between Sirrom Capital d/b/a Tandem Capital and the Company
      11.1         -           Statement of computation of per share earnings (loss)
     *23.1         -           Consent of Price Waterhouse LLP
     *23.2         -           Consent  of  Sutherland,  Asbill & Brennan  (included  in the  opinion  filed as  Exhibit  No.  5.1 to the  Registration Statement.)
      27           -           Financial Data Schedule (for SEC use only)


     * Incorporated by reference to the corresponding exhibit of the Registrant's registration statement on Form SB-2 (File Number 1-14198 ).

     (1) Constitutes a management contract or compensatory plan or arrangement required to be filed.