Form 10QSB
period 1997-09-30
DIGITAL TRANSMISSION SYSTEMS INC \DE\
filed 1997-11-14
CIK 1005179

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

              [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period From ____to____

                             --------------------

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

The number of shares outstanding of the registrant's common stock as of September 30, 1997 was 4,132,180.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]
===============================================================================

                        DIGITAL TRANSMISSION SYSTEMS INC.
                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX


                                                                                           PAGE
PART I.         FINANCIAL INFORMATION                                                     NUMBER
Item 1.          Financial Statements:

                 Balance Sheets at September 30, 1997 (Unaudited) and June 30, 1997         3

                 Statements of Operations for the Three Months
                 ended September 30, 1997 and 1996(Unaudited)                               4

                 Statements of Cash Flows for the Three Months Ended
                 September 30, 1997 and 1996 (Unaudited)                                    5

                 Notes to Interim Financial Statements (Unaudited)                          6

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                              7

PART II.         OTHER INFORMATION

Items 1 - 5.     Not applicable

Item 6.          Exhibits and Reports on Form 8-K                                          11

                 Signatures                                                                12

Exhibit 11.1     Statement of Computation of per share loss                                21

Exhibit 27.0     Financial Data Schedule  (SEC use only)                                   22

                          PART I. FINANCIAL INFORMATION
                       DIGITAL TRANSMISSION SYSTEMS, INC.
                                 BALANCE SHEETS
                        (in thousands, except share data)

                                                             September 30, 1997 June 30, 1997
                                                                 Unaudited
                                                             ------------------ -------------
                                     ASSETS
Current assets:
Cash and cash equivalents                                         $  1,375      $    712
Trade accounts receivable, net of allowances of $251 and
   $176 at September 30 and June 30, 1996, respectively              2,784         4,223

Other receivables                                                       15            14
Inventories                                                          3,073         2,440
Prepaid expenses                                                       311           295
                                                                  --------      --------
   Total current assets                                              7,558         7,684
                                                                  --------      --------
Property and equipment, net of accumulated
   depreciation and amortization                                     1,070         1,186
                                                                  --------      --------
Other Assets
  Deferred tax benefit                                                 285           285
  Intangible assets                                                  1,204         1,137
  Other assets                                                          71            19
                                                                  --------      --------
Total assets                                                      $ 10,188      $ 10,311
                                                                  ========      ========

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of credit                                                  $    923      $  1,958
  Accounts payable and accrued liabilities                           1,881         3,016
  Accrued payroll and benefits                                          44           591
  Warranty accrual                                                     257           203
                                                                  --------      --------
      Total current liabilities                                      3,105         5,768
                                                                  --------      --------
Long term liabilities:
  Convertible debt                                                   4,000             0
                                                                  --------      --------
     Total long term liabilities                                     4,000             0
                                                                  --------      --------
TOTAL LIABILITIES                                                    7,105         5,768
                                                                  ========      ========

Shareholders' equity:
Preferred stock; 3,000,000 shares authorized;
   0 issued and outstanding                                           --            --
Common stock -- $.01 par value; 15,000,000 shares authorized;
   4,132,180 and 4,121,143 issued and outstanding
   at September 30 and June 30, 1997, respectively                      41            41
Additional paid-in capital                                          11,247        11,232
Deferred compensation                                                 (108)         (124)
Notes receivable from stock sales                                      (33)          (33)
Accumulated deficit                                                 (8,064)       (6,573)
                                                                  --------      --------
   Total shareholders' equity                                        3,083         4,543
                                                                  --------      --------
Commitments and contingencies
   Total liabilities and shareholders' equity                     $ 10,188      $ 10,311
                                                                  ========      ========

       See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                        Three months ended September 30
                                        -------------------------------
                                              1997        1996
                                           Unaudited    Unaudited
                                           ---------    ---------

Net sales                                   $ 2,203      $ 3,000
Cost of sales                                 1,789        1,723
                                            -------      -------
   Gross profit                                 414        1,277
                                            -------      -------

Selling, general and administrative           1,331        1,302
Product development                             519          727
                                            -------      -------
   Total operating expenses                   1,850        2,029
                                            -------      -------

   Operating income  (loss)                  (1,436)        (752)

Other income (expense), net                     (55)          75
                                            -------      -------
Income (loss) before income tax expense      (1,491)        (677)
                                            -------      -------

Income tax benefit (expense)                   --           --
                                            -------      -------
Net Loss                                     (1,491)        (677)
                                            =======      =======
Net loss per common and common
  equivalent shares                         ($ 0.36)     ($ 0.17)
                                            =======      =======
Weighted average common and common
  equivalent shares outstanding               4,127        3,921
                                            =======      =======




See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  Three months ended September 30
                                                                  -------------------------------
                                                                         1997         1996
                                                                      Unaudited     Unaudited
                                                                      ---------     ---------

Cash flows from operating activities:
  Net loss                                                             ($1,491)     ($  677)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
     Depreciation and amortization                                         353          138
     Change in valuation reserves                                           90           15
     Amortization of deferred compensation expense                          16           12
  Changes in assets and liabilities:
     Trade and other accounts receivable                                 1,364          (48)
     Inventories                                                          (648)      (1,481)
     Prepaid expenses                                                      (16)         (79)
     Accounts payable and accrued liabilities                           (1,682)         981
     Warranty reserve                                                       54           (7)

     Other                                                                 (52)          --
                                                                       -------      -------
Net cash used in operating activities                                   (2,012)      (1,146)
                                                                       -------      -------

Cash flows from investing activities:
  Purchases of property and equipment                                     (160)        (261)
  Additions to capitalized product development costs                      (145)        (554)
                                                                       -------      -------
  Proceeds from maturity of investment securities                                     1,001
                                                                       -------      -------
Net cash provided by (used in) investing activities                       (305)         186
                                                                       -------      -------
Cash flows from financing activities:

  Net borrowings under
    line of credit agreement                                            (1,035)          --
  Proceeds from sale of convertible debentures                           4,000           --
  Proceeds from exercise of stock options                                   15           28
                                                                       -------      -------
Net cash provided by financing activities                                2,980           28
                                                                       -------      -------

Net increase (decrease) in cash and cash equivalents                       663         (932)
Cash and cash equivalents at beginning of year                             712        1,586
                                                                       -------      -------
Cash and cash equivalents at end of year                               $ 1,375      $   654
                                                                       =======      =======
Supplemental disclosure of cash paid for income taxes and interest
    Cash paid for income taxes                                         $    --      $     1
    Cash paid for interest                                             $    39      $     1


See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                    UNAUDITED

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 1997.

There have been no changes to the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of the Notes to Financial Statements in the Company's Annual Report on Form 10-KSB.


2. INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share for the three months ended September 30, 1997, is computed using the weighted average number of outstanding shares of common stock and common stock equivalents (when dilutive). Common stock equivalents consist of the Company's common stock issuable upon the exercise of stock options and warrants using the treasury stock method. Net income (loss) per share computed on a fully diluted basis is not significantly different than the weighted average number of shares computed using the primary method described above.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

The following table sets forth certain financial data derived from the Company's statement of operations for the three months ended September 30, 1997 and September 30, 1996.



                                                     Three months ended        Three months ended
                                                     September 30, 1997        September 30, 1996
                                                     ------------------        ------------------
                                                                  % of                      % of
                                                       $         Sales           $         Sales
                                                     -------     -----          ------     ------
     Net sales                                        $2,203      100           $3,000       100
     Gross profit                                        414       19            1,277        43
     Product development                                 519       24              727        24
     Selling, general and administrative               1,331       60            1,285        43
     Net income (loss)                                (1,491)     (68)            (677)      (23)




Net Sales. Net sales decreased by 27%, to $2,203,000 for the three months ended September 30, 1997 from $3,000,000 for the three months ended September 30, 1996. The sales mix, and the corresponding percentage of total sales of the Company's products, is set forth in the chart below:

                                                                     Percentage of
                                                                         total
                                       Three months ended          Three months ended
                                          September 30,               September 30,
                                      ---------------------        --------------------
                                       1997           1996          1997          1996
                                      ------         ------        ------        ------
MCI network control                      $0          $1,340           0            45
Other network control                     1             371           0            12
FlexT1/E1                               867             584          40            20
SKYPLEX                               1,281             605          58            20
DIV modem                                 1              94           0             3
Other products                           53               6           2             0
                                      -----           -----         ---           ---
          Totals                      2,203           3,000         100           100
                                      =====           =====         ===           ===




For the three months ended September 30, 1996, MCI accounted for 45% of net sales. For the three months ended September 30, 1997, there were no sales of the proprietary products developed for MCI. Results for the three months ended September 30, 1997 reflect a shift in product mix to the Company's newer products-FlexT1/E1 and SKYPLEX. The Company's Flex product line accounted for 40% of sales for the three months ended September 30, 1997, as compared to 20% for the three months ended September 30, 1996. The SKYPLEX line grew by 112% to account for 58% of sales for the three months ended September 30, 1997, reflecting sales to markets in Latin America and Asia, up from 20% of sales for the three months ended September 30, 1996.

Total sales of products other than to MCI increased from $1,660,000 in the three months ended September 30, 1996 to $2,203,000 in the three months ended September 30, 1997, an increase of $543,000, or 33%. However, this increase was not large enough to make up for the decrease of revenue to MCI.

Gross Profit. Cost of sales consists of component costs, compensation costs and the overhead costs related to the production and shipping of the Company's products, along with the support and warranty expense associated with such products. Gross profit decreased by 68%, to $414,000 for the three months ended September 30, 1997 from $1,277,000 for the three months ended September 30, 1996. As a percentage of sales, gross profit decreased to 19% for the three months ended September 30, 1997 from 43% for the three months ended September 30, 1996. This decrease is a result of the decreased sales volumes for the three month period which created less utilization of the Company's fixed operations costs. In addition, MCI proprietary sales were replaced with sales of the new SKYPLEX product line, which currently has lower gross margins.

Product Development. Product development expense consists of personnel costs, consulting, prototyping, supplies and depreciation expenses. Product development expenses decreased by 29%, to $519,000 for the three months ended September 30, 1997 from $727,000 for the three months ended September 30, 1996. Additionally, the Company incurred $145,000 of costs of sub-contracted development that were capitalized. Product development expenditures decreased as resources were shifted from SKYPLEX I development to testing and customer service functions as the new product was released for sale. Management expects that product development expense will increase as the Company continues to develop new products. As a percentage of sales, product development costs were 24% for the three months ended September 30, 1997 and 24% for the three months ended September 30, 1996.

Selling, General and Administrative. Selling expense consists primarily of compensation costs for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of compensation expenses for administrative and finance personnel, as well as accounting, legal and consulting fees. Selling, general and administrative expense increased by 4%, to $1,331,000 for the three months ended September 30, 1997 from $1,285,000 for the three months ended September 30, 1996. Total selling, general and administrative costs were 60% of total sales for the three months ended September 30, 1997, which was up from 43% of sales for the three months ended September 30, 1996. Selling expense decreased by 6%, to $711,000 for the three months ended September 30, 1997 from $759,000 for the three months ended September 30, 1996. This decrease was due to the lower commission costs associated with the decreased sales level for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This increase was partially offset by the continued expansion of the Company's international sales efforts. Management expects to continue to expand the Company's international and domestic sales and marketing effort and intends to increase the Company's sales and marketing expenditures. Marketing expenditures increased from $247,000 to $258,000 during the same period, due to the continuation of certain marketing programs which had not been started during the three months ended September 30, 1996. General and administrative expenses increased by 30%, to $362,000 for the three months ended September 30, 1997 from $279,000 for the three months ended September 30, 1996. This increase is a result of the continued expansion of the support infrastructure needed to support the anticipated business activities for the remainder of the year.

Net Loss. The net loss increased to $1,491,000 for the three months ended September 30, 1997 from $677,000 for the three months ended September 30, 1996. This decrease was the result of the decrease in total revenues of $797,000 and the decrease in gross margin to 19% in the three months ended September 30, 1997 from the three months ended September 30, 1996..


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had approximately $1,375,000 in cash and cash equivalents.

On April 10, 1997, the Company established a bank line of credit agreement with Silicon Valley Bank which makes available $2,500,000 in borrowings with availability based on the Company's accounts receivable. The loan is secured by the Company's assets and bears interest at the rate of prime plus 2.25% (10.75% at September 30, 1997). The loan requires a monthly monitoring fee of $1,000 and a commitment fee of 0.125% due monthly on the unused portion of the facility. The line of credit agreement term is one year with an automatic renewal each year unless written notice of termination is given by one of the parties.

For the three months ended September 30, 1997, the Company used $2,012,000 in cash from operating activities as compared to $1,897,000 for the same period the previous year. The net loss for the period was $1,491,000. In addition, accounts payable and accrued liabilities were reduced by $1,682,000 with the funds provided by the sale of debentures to Tandem Capital (see below). Inventories increased by $648,000 due primarily to higher than normal receipts of products just prior to the end of the three month period, which had not been shipped to customers as of September 30, 1997. Cash was provided by the collection of accounts receivable. Accounts receivable decreased by $1,364 primarily due to the low volume of sales experienced during the three months ended September 30, 1997.

The Company purchased $160,000 and $261,000 of property, plant and equipment during the three months ended September 30, 1997 and 1996, respectively. In addition, the Company capitalized certain product development expenses paid to outside contractors. During the three months ended September 30, 1997, the Company capitalized $145,000 of such costs as compared to capitalized costs of $554,000 for the three months ended September 30, 1996.

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

The debentures may be required to be redeemed by the Company at the option of the lender at any time prior to maturity if there is a change in control, as defined in the debenture agreement, at the repayment prices set forth in the debenture agreement, subject to adjustment, together with accrued interest. The debenture agreement specifies certain covenants with which the Company must comply. Funds provided by the sale of the debentures were used to reduce the Company's working capital line of credity by $1,035,000.

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

                           PART II. OTHER INFORMATION


ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

          Exhibit
           Number                   Description of Exhibits
          -------                   ------------------------
             11.1                   Statement of computation of per share earnings (loss)

             27.0                   Financial Data Schedule (for SEC use only)


(B)      REPORTS ON FORM 8-K

The registrant did not file any reports on Form 8-K during the three months ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Digital Transmission Systems, Inc.



Date:   November 13, 1997               By: /s/ Andres C. Salazar
                                           -----------------------------------
                                           Andres C. Salazar, President and
                                           Chief Executive Officer


Date:   November 13, 1997               By: /s/  Roger E. Maloch
                                           -----------------------------------
                                           Roger E. Maloch, Chief Financial
                                           Officer, Vice President of Finance
                                           and Administration (Principal
                                           Financial Officer and
                                           Principal Accounting Officer)