Form 10QSB
period 1997-12-31
DIGITAL TRANSMISSION SYSTEMS INC \DE\
filed 1998-02-17
CIK 1005179

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1997

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

The number of shares outstanding of the registrant's common stock as of February 11, 1998 was 4,177,043.

Transitional Small Business Disclosure Format (check one):   Yes { }   No {x}

================================================================================


                        DIGITAL TRANSMISSION SYSTEMS INC.
                                   FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 1997

                                      INDEX

                                                                                             PAGE
PART I.         FINANCIAL INFORMATION                                                       NUMBER
                                                                                            ------
Item 1.         Financial Statements:

                Balance Sheets at December 31, 1997 (Unaudited) and June 30, 1997              3

                Statements of Operations for the Three Months
                ended December 31, 1997 and 1996 (Unaudited)                                   4

                Statements of Operations for the Six Months                                    5
                ended December 31, 1997 and 1996 (Unaudited)

                Statements of Cash Flows for the Six Months Ended
                December 31, 1997 and 1996 (Unaudited)                                         6

                Notes to Interim Financial Statements (Unaudited)                              7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                  8

PART II.        OTHER INFORMATION

Items 1 - 5.     Not applicable

Item 6.          Exhibits and Reports on Form 8-K                                             14

                 Signatures                                                                   15

Exhibit 27.0     Financial Data Schedule  (SEC use only)                                      16

                          PART I. FINANCIAL INFORMATION
                       Digital Transmission Systems, Inc.
                                 Balance Sheets
                        (in thousands, except share data)

                                                                                   December 31, 1997              June 30, 1997
                                                                                        Unaudited
                                                                                   --------------------        --------------------
                                                         ASSETS
      Current assets:
      Cash and cash equivalents                                                          $    468                   $    712
      Trade accounts receivable, net of allowances of $321 and
         $226 at December 31 and June 30, 1997, respectively                                5,628                      4,223
      Other receivables                                                                        20                         14
      Inventories                                                                           3,435                      2,440
      Prepaid expenses                                                                        433                        295
                                                                                         --------                   --------
         Total current assets                                                               9,984                      7,684
                                                                                         --------                   --------
      Property and equipment, net of accumulated
         depreciation and amortization                                                        939                      1,186
                                                                                         --------                   --------

      Other assets
        Deferred tax benefit                                                                  285                        285
        Intangible assets, net                                                              1,278                      1,137
        Other assets                                                                          117                         19
                                                                                         --------                   --------
      Total assets                                                                       $ 12,603                   $ 10,311
                                                                                         ========                   ========


                                                  LIABILITIES AND SHAREHOLDERS' EQUITY

      Current liabilities:
        Line of credit                                                                   $  2,126                   $  1,958
        Accounts payable and accrued liabilities                                            4,048                      3,016
        Accrued payroll and benefits                                                           24                        591
        Warranty accrual                                                                      263                        203
                                                                                         --------                   --------
            Total current liabilities                                                       6,461                      5,768
                                                                                         --------                   --------

      Long term liabilities:
        Convertible debt                                                                    4,000                          0
                                                                                         --------                   --------
           Total long term liabilities                                                      4,000                         --
                                                                                         --------                   --------

      TOTAL LIABILITIES                                                                    10,461                      5,768
                                                                                         ========                   ========


      Shareholders' equity:
      Preferred stock; 3,000,000 shares authorized;
         None issued                                                                           --                         --
      Common stock -- $.01 par value; 15,000,000 shares authorized;
         4,139,450 and 4,121,143 issued and outstanding
         at December 31 and June 30, 1997, respectively                                        41                         41
      Additional paid-in capital                                                           11,255                     11,232
      Deferred compensation                                                                   (88)                      (124)
      Notes receivable from stock sales                                                       (36)                       (33)
      Accumulated deficit                                                                  (9,030)                    (6,573)
                                                                                         --------                   --------
         Total shareholders' equity                                                         2,142                      4,543
      Commitments and contingencies
                                                                                         --------                   --------
         Total liabilities and shareholders' equity                                      $ 12,603                   $ 10,311
                                                                                         ========                   ========

      See accompanying notes to financial statements.

                       Digital Transmission Systems, Inc.
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                             Three months ended December 31
                                                             ------------------------------
                                                                 1997            1996
                                                               Unaudited       Unaudited
                                                             ------------     -----------
   Net sales                                                     4,373            3,678

   Cost of sales                                                 3,099            2,189

                                                              --------         --------
      Gross profit                                               1,274            1,489
                                                              --------         --------

   Selling, general and administrative                           1,591            1,493
   Product development                                             497              648
                                                              --------         --------
      Total operating expenses                                   2,088            2,141
                                                              --------         --------
      Operating loss                                              (814)            (652)

   Other expense, net                                             (152)             (15)
                                                              --------         --------
   Loss before income tax expense                                 (966)            (667)

   Income tax benefit (expense)                                     --               --

                                                              ========         ========
   Net loss                                                   $   (966)        $   (667)
                                                              ========         ========

   Net loss per share - basic and diluted                     $  (0.23)        $  (0.17)
                                                              ========         ========


   Weighted average shares outstanding - basic and diluted       4,135            3,960
                                                              ========         ========

   See accompanying notes to financial statements.

                       Digital Transmission Systems, Inc.
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                 Six months ended December 31
                                                               ---------------------------------
                                                                    1997            1996
                                                                  Unaudited       Unaudited
                                                               ---------------  ----------------

      Net sales                                                    6,576            6,678

      Cost of sales                                                4,888            3,912

                                                                --------         --------
         Gross profit                                              1,688            2,766
                                                                --------         --------

      Selling, general and administrative                          2,922            2,795
      Product development                                          1,016            1,375

                                                                --------         --------
         Total operating expenses                                  3,938            4,170
                                                                --------         --------

         Operating loss                                           (2,250)          (1,404)

      Other expense, net                                            (207)              60
                                                                --------         --------
      Loss before income tax expense                              (2,457)          (1,344)

      Income tax benefit (expense)                                    --               --

                                                                ========         ========
      Net loss                                                  $ (2,457)        $ (1,344)
                                                                ========         ========


      Net loss per share - basic and diluted                    $  (0.59)        $  (0.34)
                                                                ========         ========


      Weighted average shares outstanding - basic and diluted      4,131            3,940
                                                                ========         ========

      See accompanying notes to financial statements.

                       Digital Transmission Systems, Inc.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        Six months ended December 31
                                                                     ----------------------------------
                                                                           1997             1996
                                                                         Unaudited        Unaudited
                                                                     -----------------  ---------------
    Cash flows from operating activities:
      Net loss                                                           $(2,457)          $(1,344)

      Adjustments to reconcile net loss
       to net cash used in operating activities:
         Depreciation and amortization                                       721               299
         Change in valuation reserves                                        118               (61)
         Amortization of deferred compensation expense                        36                24

      Changes in assets and liabilities:
         Trade and other accounts receivable                              (1,506)             (634)
         Inventories                                                      (1,018)             (881)
         Prepaid expenses                                                   (138)               41
         Accounts payable and other accrued expenses                         465               669
         Warranty accrual                                                     60                (3)
                                                                         -------           -------
    Net cash used in operating activities                                 (3,719)           (1,890)
                                                                         -------           -------

    Cash flows from investing activities:
      Purchases of property and equipment                                   (415)             (706)
      Additions to capitalized product development costs                    (294)             (940)
      Proceeds from maturity of investment securities                                        1,000
                                                                         -------           -------
    Net cash used in investing activities                                   (709)             (646)
                                                                         -------           -------
    Cash flows from financing activities:
      Net borrowings under
        line of credit agreement                                             168             1,147
      Proceeds from sale of convertible debentures                         4,000
      Proceeds from exercise of stock options                                 16                33
                                                                         -------           -------
    Net cash provided by financing activities                              4,184             1,180
                                                                         -------           -------

    Net increase (decrease) in cash and cash equivalents                    (244)           (1,356)
    Cash and cash equivalents at beginning of period                         712             1,586
                                                                         =======           =======
    Cash and cash equivalents at end of period                           $   468           $   230
                                                                         =======           =======

    Supplemental disclosure of cash paid for income taxes and interest
        Cash paid for income taxes                                       $    --           $     1
        Cash paid for interest                                           $   154           $     9

    See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                    UNAUDITED

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 1998.

There have been no changes to the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of the Notes to Financial Statements in the Company's Annual Report on Form 10-KSB.

2.  INCOME (LOSS) PER COMMON SHARE

The Company has presented earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share." SFAS 128 requires companies that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share
(EPS) on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of the Company. The Company has restated its earnings per share for all periods presented to reflect the adoption of SFAS
128. Diluted EPS is the same as Basic EPS for all periods since the addition of common stock equivalents would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Digital Transmission Systems, Inc. (the Company) designs, manufactures and markets a broad range of products for the telecommunications industry. The Company's primary customers are domestic and international long distance carriers and wireless service providers, including those offering cellular telephone services and Personal Communications Services ("PCS"). Customers include Nextel, PrimeCo Personal Communications L.P., 360 Communications, AirTouch, Sprint, MCI, Tele2000 in Peru and TeleBahia in Brazil.

The Company's products, consisting of proprietary software and hardware modules, facilitate the control, monitoring and efficient transmission of high-speed digital information through public or private telecommunications networks. The Company's network access products enable telecommunications service providers to give their customers economical, high-quality access to public and private networks and various telecommunications services. These services include voice and high-speed data transmission, the Internet and video and desktop conferencing. The Company's network control products enable service providers to detect degradation on their networks so that appropriate actions may be taken in advance of service interruption. Important product requirements in these market segments include high feature density, modularity, quality performance and compactness. The Company's products meet these requirements and are suitable for both wireline and wireless service environments.

The Company markets its products through a direct sales force and several reseller channels. Domestically, inter-exchange carriers and wireless service providers, including cellular, Specialized Mobile Radio ("SMR") and PCS service providers, are serviced directly by the Company's sales force. The Company utilizes telecommunications equipment resellers in the United States and Canada to sell to private network customers. Within the last twenty four months, the Company has signed thirty-four reseller agreements in Latin America, Asia Pacific, Europe and the Middle East.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

The following table sets forth certain financial data derived from the Company's statement of operations for the three months ended December 31, 1997 and December 31, 1996.


                                                   THREE MONTHS ENDED             THREE MONTHS ENDED
                                                    DECEMBER 31, 1997             DECEMBER 31, 1996
                                                 -----------------------        -----------------------
                                                                  % OF                          % OF
                                                        $        SALES                 $       SALES
                                                 -------------  --------        ------------  ---------
      Net sales                                     4,373        100               $3,678        100
      Gross profit                                  1,274         29                1,489         40
      Product development                             497         11                  648         18
      Selling, general and administrative           1,591         36                1,493         41
      Net income (loss)                              (966)       (22)                (667)       (18)

Net Sales. Net sales increased by 19%, to $4,373,000 for the three months ended December 31, 1997 from $3,678,000 for the three months ended December 31, 1996. The sales mix, and the corresponding percentage of total sales of the Company's products, is set forth in the chart below:


                                                                    PERCENTAGE OF
                                                                        TOTAL
                                       THREE MONTHS ENDED          THREE MONTHS ENDED
                                          DECEMBER 31,                DECEMBER 31,
                                    ------------------------     ---------------------
                                       1997          1996          1997        1996
                                    -----------   ----------     ---------   ---------
MCI network control                    $   --      $1,340            --         36
Other network control                      --         238            --          7
FlexT1/E1                               2,717       1,232            62         33
SKYPLEX and SKYPLEX II/FlexAir          1,533         700            35         19
Other products                            123         168             3          5
                                       ======      ======           ===        ===
        Totals                         $4,373      $3,678           100        100
                                       ======      ======           ===        ===


For the three months ended December 31, 1996, MCI accounted for 36% of net sales. For the three months ended December 31, 1997, there were no sales of proprietary products developed specifically for MCI. Results for the three months ended December 31, 1997 reflect a shift in product mix to the Company's newer products-FlexT1/E1 and SKYPLEX. The Company's Flex product line accounted for 62% of sales for the three months ended December 31, 1997, as compared to 33% for the three months ended December 31, 1996. The SKYPLEX line grew by 119% to account for 35% of sales for the three months ended December 31, 1997, reflecting sales to markets in Latin America and Asia, up from 19% of sales for the three months ended December 31, 1996.

Total sales of products other than proprietary MCI products increased from $2,338,000 in the three months ended December 31, 1996 to $4,373,000 in the three months ended December 31, 1997, an increase of $2,035,000, or 87%.

Gross Profit. Cost of sales consists of component costs, compensation costs and the overhead costs related to the production and shipping of the Company's products, along with the support and warranty expense associated with such products. Gross profit decreased by 14%, to $1,274,000 for the three months ended December 31, 1997 from $1,489,000 for the three months ended December 31, 1996. As a percentage of sales, gross profit decreased to 29% for the three months ended December 31, 1997 from 40% for the three months ended December 31, 1996. The decrease in gross margin percentage is due to the increase in total sales of the Flex and SKYPLEX product lines in relation to the total sales for the Company. Gross margins are lower for these new products than for the Company's more mature products. Margins for these products will begin to increase as sales volumes reach levels high enough to realize certain economies of scale in production and handling costs. In addition, cost of sales for the quarter reflected higher than normal operations costs associated with initial production for certain large orders.

Product Development. Product development expense consists of personnel costs, consulting, prototyping, supplies and depreciation expenses. Product development expenses decreased by 23%, to $497,000 for the three months ended December 31, 1997 from $648,000 for the three months ended December 31, 1996. Additionally, the Company incurred $149,000 of costs of sub-contracted product development that were capitalized during the three months ended December 31, 1997. The slight decrease resulted from a switch of resources from product development to operations and support. Management expects that product development expense will increase on an absolute basis, but will decrease as a percentage of total revenues as revenues continue to grow. As a percentage of sales, product development costs were 11% for the three months ended December 31, 1997 and 18% for the three months ended December 31, 1996.

Selling, General and Administrative. Selling expense consists primarily of compensation costs for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of compensation expenses for administrative and finance personnel, as well as accounting, legal and consulting fees.

Selling, general and administrative expense increased slightly, to $1,591,000 for the three months ended December 31, 1997 from $1,493,000 for the three months ended December 31, 1996. Total selling, general and administrative costs were 36% of total sales for the three months ended December 31, 1997, which was down from 41% of sales for the three months ended December 31, 1996. Selling expense decreased by 3%, to $847,000 for the three months ended December 31, 1997 from $870,000 for the three months ended December 31, 1996. Management expects to continue to expand the Company's international and domestic sales and marketing efforts and intends to increase the Company's sales and marketing expenditures.

Marketing expenditures decreased from $308,000 for the three months ended December 31, 1996 to $293,000 for the three months ended December 31, 1997. General and administrative expenses increased by 43%, to $451,000 for the three months ended December 31, 1997 from $315,000 for the three months ended December 31, 1996. The increase in general and administrative expenses is a result of higher costs necessary to build the infrastructure to support increasing sales of multiple product lines in new markets.

Net Loss. The net loss increased to $966,000 for the three months ended December 31, 1997 from $667,000 for the three months ended December 31, 1996. The increased loss was primarily due to lower margins experienced on revenues for the quarter.

SIX MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

The following table sets forth certain financial data derived from the Company's statement of operations for the six months ended December 31, 1997 and December 31, 1996.


                                                             SIX MONTHS ENDED               SIX MONTHS ENDED
                                                             DECEMBER 31, 1997             DECEMBER 31, 1996
                                                          ------------------------       -----------------------
                                                                           % OF                          % OF
                                                                 $        SALES                 $       SALES
                                                          -------------  ---------       ------------  ---------
      Net sales                                               $6,576        100             $6,678        100
      Gross profit                                             1,688         26              2,766         41
      Product development                                      1,016         15              1,375         21
      Selling, general and administrative                      2,922         44              2,795         42
      Net income (loss)                                       (2,457)       (37)            (1,344)       (20)


Net Sales. Net sales decreased by 2%, to $6,576,000 for the six months ended December 31, 1997 from $6,678,000 for the six months ended December 31, 1996. The sales mix, and the corresponding percentage of total sales of the Company's products, is set forth in the chart below:

                                                                 PERCENTAGE OF
                                                                     TOTAL
                                        SIX MONTHS ENDED       SIX MONTHS ENDED
                                          DECEMBER 31,           DECEMBER 31,
                                    ----------------------    ------------------
                                       1997        1996         1997       1996
                                    ---------   ----------    --------   -------
MCI network control                   $   --     $2,680          --         40
Other network control                     --        609          --          9
FlexT1/E1                              3,585      1,816          54         27
SKYPLEX and SKYPLEX II/FlexAir         2,814      1,305          43         20
Other products                           177        268           3          4
                                      ======     ======         ===        ===
        Totals                        $6,576     $6,678         100        100
                                      ======     ======         ===        ===


For the six months ended December 31, 1996, MCI accounted for 40% of net sales. For the six months ended December 31, 1997, there were no sales of proprietary products developed specifically for MCI. Results for the six months ended December 31, 1997 reflect a shift in product mix to the Company's newer products-FlexT1/E1 and SKYPLEX. The Company's Flex product line accounted for 54% of sales for the six months ended December 31, 1997, as compared to 27% for the six months ended December 31, 1996. The SKYPLEX line grew by 116% to account for 43% of sales for the six months ended December 31, 1997, reflecting sales to markets in Latin America and Asia, up from 20% of sales for the six months ended December 31, 1996.

Total sales of products other than proprietary MCI products increased from $3,998,000 in the six months ended December 31, 1996 to $6,576,000 in the six months ended December 31, 1997, an increase of $2,578,000, or 64%.

Gross Profit. Cost of sales consists of component costs, compensation costs and the overhead costs related to the production and shipping of the Company's products, along with the support and warranty expense associated with such products. Gross profit decreased by 39%, to $1,688,000 for the six months ended December 31, 1997 from $2,766,000 for the six months ended December 31, 1996. As a percentage of sales, gross profit decreased to 26% for the six months ended December 31, 1997 from 41% for the six months ended December 31, 1996. The decrease in gross margin percentage is due to the increasing sales of the Company's newer Flex and SKYPLEX product lines. Gross margins are lower for these new products than for the Company's more mature products. Margins for these products will begin to increase as sales volumes reach levels high enough to realize certain economies of scale in production and handling costs.

Product Development. Product development expense consists of personnel costs, consulting, prototyping, supplies and depreciation expenses. Product development expenses decreased by 26%, to $1,016,000 for the six months ended December 31, 1997 from $1,375,000 for the six months ended December 31, 1996. Additionally, the Company incurred $294,000 of costs of sub-contracted product development that were capitalized during the six months ended December 31, 1997. The decrease resulted from a switch of resources from product development to operations and support. Management expects that product development expense will increase on an absolute basis, but will decrease as a percentage of total revenues as revenues continue to grow. As a percentage of sales, product development costs were 15% for the six months ended December 31, 1997 and 21% for the six months ended December 31, 1996.

Selling, General and Administrative. Selling expense consists primarily of compensation costs for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of compensation expenses for administrative and finance personnel, as well as accounting, legal and consulting fees.

Selling, general and administrative expense increased by 5%, to $2,922,000 for the six months ended December 31, 1997 from $2,795,000 for the six months ended December 31, 1996. Total selling, general and administrative costs were 44% of total sales for the six months ended December 31, 1997, compared to 42% of sales for the six months ended December 31, 1996. Selling expense increased by 4%, to $1,558,000 for the six months ended December 31, 1997 from $1,629,000 for the six months ended December 31, 1996. Management expects to continue to expand the Company's international and domestic sales and marketing efforts and intends to increase the Company's sales and marketing expenditures.

Marketing expenditures decreased from $555,000 to $551,000 during the same period. General and administrative expenses increased by 33%, to $813,000 for the six months ended December 31, 1997 from $611,000 for the six months ended December 31, 1996. This increase is a result of higher costs necessary to build the infrastructure to support increasing sales of multiple product lines in new markets, including information systems and order management support.

Net Loss. The net loss increased to $2,457,000 for the six months ended December 31, 1997 from $1,344,000 for the six months ended December 31, 1996. The increased loss was primarily due to lower margins experienced on revenues for the six months ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had approximately $468,000 in cash and investment securities.

On April 10, 1997, the Company established a bank line of credit agreement with Silicon Valley Bank which makes available $2,500,000 in borrowings with availability based on the Company's accounts receivable. The loan is secured by the Company's assets and bears interest at the rate of prime plus 2.25% (9.6% at December 31, 1997). The loan requires a monthly monitoring fee of $1,000 and a commitment fee of 0.125% due monthly on the unused portion of the facility. The line of credit agreement term is one year with automatic renewal each year unless written notice of termination is given by one of the parties.

For the six months ended December 31, 1997, the Company used $3,719,000 in cash from operating activities as compared to $1,890,000 for the same period the previous year. This change of $1,829,000 was primarily due to the loss, which increased from $1,344,000 for the six months ended December 31, 1996 to $2,457,000 for the six months ended December 31, 1997, and the growth in accounts receivable, which increased by $1,556,000 during the six months ended December 31, 1997. Depreciation and amortization represented $721,000 of the loss during the six months ended December 31, 1997 as compared to $299,000 for the six months ended December 31, 1996.

The Company purchased $415,000 and $706,000 of property, plant and equipment during the six months ended December 31, 1997 and 1996, respectively. In addition, the Company capitalized certain product development expenses paid to outside contractors. During the six months ended December 31, 1997, the Company capitalized $294,000 of such costs.

On September 25, 1997, the Company issued $4 million of 11.5% subordinated debentures due September 25, 2002. The Debenture Purchase Agreement contains numerous rights, privileges, conditions, etc., in favor of the lender, only certain of which have been included herein. Accordingly, the Debenture Purchase Agreement should be read in conjunction with this summary note. The debentures are convertible at any time by the lender into common stock of the Company at a conversion price of $10.25 per share, subject to adjustment in certain events. The debentures are redeemable by the Company after September, 1999, provided that (a) the Company pays the lender additional interest such that the lender would receive an effective compounded 20% interest rate from inception of the loan or, (b) the 20-day average bid price for the Company's stock exceeds $15.00 per share.

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

SEASONALITY

The Company's sales are subject to quarterly fluctuations due to the purchasing cycle of significant customers. The Company's business plan is to continue the diversification of its product offerings, further develop its distribution channels and further expand its customer base. The Company believes that the implementation of this plan should decrease the seasonality of its sales and begin to increase its backlog of orders.

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

                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS

        Exhibit
         Number          Description of Exhibits
        -------          -----------------------

          27               Financial Data Schedule (for SEC use only)


(B)     REPORTS ON FORM 8-K

The registrant did not file any reports on Form 8-K during the six months ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Digital Transmission Systems, Inc.



Date:   February 13, 1998            By: /s/ Andres C. Salazar
                                        -------------------------------------
                                             Andres C. Salazar, President and
                                             Chief Executive Officer



Date:   February 13, 1998            By: /s/ Roger E. Maloch
                                        -------------------------------------
                                             Roger E. Maloch, Chief Financial
                                             Officer, Vice President of Finance
                                             and Administration (Principal
                                             Financial Officer and Principal
                                             Accounting Officer)