Form 10QSB
period 1998-03-31
DIGITAL TRANSMISSION SYSTEMS INC \DE\
filed 1998-05-14
CIK 1005179

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

                  For the Quarterly Period Ended March 31, 1998

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

The number of shares outstanding of the registrant's common stock as of March 31, 1998 was 4,187,273.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [x]

================================================================================

                        DIGITAL TRANSMISSION SYSTEMS INC.
                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX


                                                                                       PAGE
PART I.           FINANCIAL INFORMATION                                               NUMBER
                                                                                      ------
Item 1.           Financial Statements:

                  Balance Sheets at March 31, 1998 (Unaudited) and June 30, 1997         3

                  Statements of Operations for the Three Months
                  ended March 31, 1998 and 1997 (Unaudited)                              4

                  Statements of Operations for the Nine Months
                  ended March 31, 1998 and 1997 (Unaudited)                              5

                  Statements of Cash Flows for the Nine Months Ended
                  March 31, 1998 and 1997 (Unaudited)                                    6


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                          7

PART II.          OTHER INFORMATION

Items 1 - 5.      Not applicable

Item 6.           Exhibits and Reports on Form 8-K                                      15

                  Signatures                                                            16

Exhibit 27.0      Financial Data Schedule  (SEC use only)                               17

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                                 BALANCE SHEETS

                       (in thousands, except share data)


                                                                March 31, 1998      June 30, 1997
                                                                  Unaudited
                                                                --------------      -------------
                                     ASSETS
Current assets:
Cash and cash equivalents                                          $    819           $    712
Trade accounts receivable, net of allowances of $349 and
  $226 at March 31, 1998 and June 30, 1997, respectively              4,359              4,223
Other receivables                                                        63                 14
Inventories                                                           3,701              2,440
Prepaid expenses                                                        413                295
                                                                   --------           --------

  Total current assets                                                9,355              7,684
                                                                   --------           --------

Property and equipment, net of accumulated
  depreciation and amortization                                         791              1,186
                                                                   --------           --------

Other assets
  Deferred tax benefit                                                  285                285
  Intangible assets, net                                              1,341              1,137
  Other assets                                                          146                 19
                                                                   --------           --------

Total assets                                                       $ 11,918           $ 10,311
                                                                   ========           ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of credit                                                   $  1,621           $  1,958
  Accounts payable and accrued liabilities                            4,149              3,016
  Accrued payroll and benefits                                          260                591
  Warranty accrual                                                      283                203
                                                                   --------           --------

    Total current liabilities                                         6,313              5,768
                                                                   --------           --------

Long term liabilities:
  Convertible debt                                                    4,000                  0
                                                                   --------           --------

    Total long term liabilities                                       4,000                 --
                                                                   --------           --------

TOTAL LIABILITIES                                                    10,313              5,768
                                                                   ========           ========

Shareholders' equity:
Preferred stock; 3,000,000 shares authorized;                            --                 --
  none issued

Common stock -- $.01 par value; 15,000,000 shares authorized;
  4,187,273 and 4,121,143 issued and outstanding
  at March 31, 1998 and June 30, 1997, respectively                      42                 41
Additional paid-in capital                                           11,292             11,232
Deferred compensation                                                   (70)              (124)
Notes receivable from stock sales                                       (36)               (33)
Accumulated deficit                                                  (9,623)            (6,573)
                                                                   --------           --------
  Total shareholders' equity                                          1,605              4,543
Commitments and contingencies
                                                                   --------           --------
  Total liabilities and shareholders' equity                       $ 11,918           $ 10,311
                                                                   ========           ========

See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                             THREE MONTHS ENDED MARCH 31
                                                             ---------------------------
                                                                 1998            1997
                                                              Unaudited       Unaudited
                                                             -----------     -----------
Net sales                                                      $ 6,111         $ 4,095

Cost of sales                                                    4,125           2,333
                                                               -------         -------

  Gross profit                                                   1,986           1,762
                                                               -------         -------

Selling, general and administrative                              1,772           1,551

Product development                                                604             419
                                                               -------         -------

  Total operating expenses                                       2,376           1,970
                                                               -------         -------

  Operating loss                                                  (390)           (208)

Interest expense, net                                             (202)             21
                                                               -------         -------

Loss before income tax expense                                    (592)           (187)

Income tax benefit (expense)                                        --              --
                                                               -------         -------

Net loss                                                       $  (592)        $  (187)
                                                               =======         =======

Net loss per share - basic and diluted                         $ (0.14)        $ (0.05)
                                                               =======         =======

Weighted average shares outstanding - basic and diluted          4,158           4,024
                                                               =======         =======

See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)


                                                              NINE MONTHS ENDED MARCH 31
                                                              --------------------------
                                                                 1998             1997
                                                              Unaudited        Unaudited
                                                              ---------        ---------
Net sales                                                      $ 12,687         $ 10,773

Cost of sales                                                     9,013            6,245
                                                               --------         --------
  Gross profit                                                    3,674            4,528
                                                               --------         --------

Selling, general and administrative                               4,695            4,346

Product development                                               1,620            1,795
                                                               --------         --------
  Total operating expenses                                        6,315            6,141
                                                               --------         --------

  Operating loss                                                 (2,641)          (1,613)
Interest expense, net                                              (409)              81
                                                               --------         --------
Loss before income tax expense                                   (3,050)          (1,532)

Income tax benefit (expense)
                                                               --------         --------
Net loss                                                       $ (3,050)        $ (1,532)

                                                               ========         ========

Net loss per share - basic and diluted                         $  (0.74)        $  (0.39)
                                                               ========         ========

Weighted average shares outstanding - basic and diluted           4,140            3,968
                                                               ========         ========

See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                        NINE MONTHS ENDED MARCH 31
                                                                        --------------------------
                                                                            1998            1997
                                                                         Unaudited       Unaudited
                                                                        ----------      ----------
Cash flows from operating activities:

  Net loss                                                                $(3,050)        $(1,532)

Adjustments to reconcile net loss
to net cash used in operating activities:

  Depreciation and amortization                                             1,179             494
  Change in valuation reserves                                                211               4
  Amortization of deferred compensation expense                                52              36

Changes in assets and liabilities:
  Trade and other accounts receivable                                        (357)             26
  Inventories                                                              (1,299)           (905)
  Prepaid expenses                                                           (118)             90
  Accounts payable and other accrued expenses                                 802             240
  Warranty accrual                                                             80              (9)
                                                                          -------         -------

Net cash used in operating activities                                      (2,500)         (1,556)
                                                                          -------         -------

Cash flows from investing activities:
  Purchases of property and equipment                                        (576)           (982)
  Additions to capitalized product development costs                         (540)         (1,317)
  Proceeds from maturity of investment securities                              --           1,404
                                                                          -------         -------

Net cash used in investing activities                                      (1,116)           (895)
                                                                          -------         -------

Cash flows from financing activities:

  Net (repayments) borrowings under
   line of credit agreement                                                  (337)          1,147
  Proceeds from sale of convertible debentures                              4,000              --
  Proceeds from exercise of stock options                                      60              37
                                                                          -------         -------

Net cash provided by financing activities                                   3,723           1,184
                                                                          -------         -------

Net increase (decrease) in cash and cash equivalents                          107          (1,267)

Cash and cash equivalents at beginning of period                              712           1,586
                                                                          -------         -------

Cash and cash equivalents at end of period                                $   819         $   319
                                                                          =======         =======

Supplemental disclosure of cash paid for income taxes and interest
  Cash paid for income taxes                                              $    --         $     1
  Cash paid for interest                                                  $   184         $    26

See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                    UNAUDITED

1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Digital Transmission Systems, Inc. (the "Company") designs, manufactures, markets and services a broad range of products for the telecommunications industry. The Company's primary customers are domestic wireless service providers and telecom equipment resellers in over forty countries. The Company's products, consisting of proprietary software and hardware modules, facilitate the control, monitoring and efficient transmission of high-speed digital information through public or private telecommunications networks.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 1997.

There have been no changes to the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of the Notes to Financial Statements in the Company's Annual Report on Form 10-KSB.


2. INCOME (LOSS) PER COMMON SHARE

The Company has presented earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share". SFAS 128 requires companies that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share
(EPS) on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if the stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of the Company. The Company has restated its earnings per share for all periods presented to reflect the adoption of SFAS
128. Diluted EPS is the same as Basic EPS for all periods since the addition of common stock equivalents would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Digital Transmission Systems, Inc., a Delaware corporation ("DTS" or the "Company"), designs, manufactures, and markets a broad range of products for the telecommunications industry. The Company's primary domestic customers are wireless service providers, including those offering analog cellular telephone services and those offering digital wireless services such as Personal Communications Services ("PCS") or Enhanced Special Mobile Radio Services ("ESMR"). Customers include Nextel, PrimeCo Personal Communications L.P., 360(Degree) Communications and AirTouch. The Company has addressed international markets in over forty countries through resellers who market, sell and service the Company's products.

The Company's products, consisting of proprietary software and hardware modules, facilitate the control, monitoring and efficient transmission of high-speed digital information through public or private telecommunications networks. The Company's network access and switching products enable telecommunications service providers to give their customers economical, high-quality access to public and private networks and various telecommunications services. These services include voice and high-speed data transmission, the Internet and video and desktop conferencing. The Company's network control products enable service providers to detect degradation on their networks so that appropriate action may be taken in advance of service interruption. Radio transmission products from the Company employ spread spectrum technology which obviates the need for link engineering studies or a license to operate. The Company's radio products are sold primarily through resellers and end users in Latin America and in the Asia Pacific region. Important product requirements in both the domestic and international market segments include high feature density, modularity, quality performance and compactness.

DTS markets its products through a direct sales force and several reseller channels. Domestically, wireless service providers are serviced directly by the Company's sales force. DTS also utilizes telecommunications equipment resellers and integrators in the United States and Canada to sell to private network customers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

The following table sets forth certain financial data derived from the Company's statement of operations for the three months ended March 31, 1998 and March 31, 1997.

                                               THREE MONTHS ENDED             THREE MONTHS ENDED
                                                 MARCH 31, 1998                  MARCH 31, 1997
                                           -------------------------       -------------------------
                                                              % OF                             % OF
                                              $               SALES           $               SALES
                                           -------           -------       -------           -------
Net sales                                  $ 6,111             100         $ 4,095             100
Gross profit                                 1,986              32           1,762              43
Product development                            604              10             419              10
Selling, general and administrative          1,772              29           1,551              38
Net income (loss)                             (592)            (10)           (187)             (5)


Net Sales. Net sales increased by 49%, to $6,111,000 for the three months ended March 31, 1998 from $4,095,000 for the three months ended March 31, 1997. The sales mix, and the corresponding percentage of total sales of the Company's products, is set forth in the chart below:

                                                                    PERCENTAGE OF
                                                                        TOTAL
                                    THREE MONTHS ENDED           THREE MONTHS ENDED
                                         MARCH 31,                    MARCH 31,
                                   --------------------         -------------------
                                    1998          1997          1998          1997
MCI network control                $   --        $1,463            --            36
FlexT1/E1                           4,466         1,180            73            29
SKYPLEX and SKYPLEX FlexAir         1,555           940            25            23
Other products                         90           512             2            12
                                   ------        ------
         Totals                    $6,111        $4,095           100           100
                                   ======        ======


For the three months ended March 31, 1997, MCI accounted for 36% of net sales. For the three months ended March 31, 1998, there were no sales of the proprietary products developed for MCI. Results for the three months ended March 31, 1998 reflect a shift in product mix to the Company's newer products-FlexT1/E1 and SKYPLEX. The Company's Flex product line accounted for 73% of sales for the three months ended March 31, 1998, as compared to 29% for the three months ended March 31, 1997. The SKYPLEX line grew by 65% to account for 25% of sales for the three months ended March 31, 1998, reflecting sales mostly to markets in Latin America and Asia, up from 23% of sales for the three months ended March 31, 1997.

Total sales of products other than to MCI increased from $2,632,000 in the three months ended March 31, 1997 to $6,111,000 in the three months ended March 31, 1998, an increase of $3,479,000, or 132%. This increase was reflective of the growth in the FlexT1 and SKYPLEX revenues.

Gross Profit. Cost of sales consists of material, labor and the overhead costs related to the production and shipping of the Company's products, along with the support and warranty expense associated with such products. Gross profit increased by 13%, to $1,986,000 for the three months ended March 31, 1998 from $1,762,000 for the three months ended March 31, 1997. As a percentage of sales, gross profit decreased to 32% for the three months ended March 31, 1998 from 43% for the three months ended March 31, 1997. This decrease is a result of the lower product margins for the current three month period as compared to the higher product margins experienced with MCI sales.

Product Development. Product development expense consists of personnel costs, consulting, prototyping, supplies and depreciation expenses. Product development expenses increased by 44%, to $604,000 for the three months ended March 31, 1998 from $419,000 for the three months ended March 31, 1997. Additionally, the Company incurred $246,000 of costs of sub-contracted development that were capitalized. Product development expenditures increased as fewer development costs were capitalized. Management expects that product development expense will increase slightly as the Company continues to develop new products. As a percentage of sales, product development costs were 10% for the three months ended March 31, 1998 and 10% for the three months ended March 31, 1997.

Selling, General and Administrative. Selling expense consists primarily of compensation costs including commissions for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of compensation expenses for administrative and finance personnel, as well as accounting, legal and consulting fees. Selling, general and administrative expense increased by 14%, to $1,772,000 for the three months ended March 31, 1998 from $1,551,000 for the three months ended March 31, 1997. Total selling, general and administrative costs were 29% of total sales for the three months ended March 31, 1998, which was down from 38% of sales for the three months ended March 31, 1997. Selling expense increased by 19%, to $991,000 for the three months ended March 31, 1998 from $831,000 for the three months ended March 31, 1997. This increase was due to the higher commission costs associated with the increased sales level for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This increase was also due to the continued expansion of the Company's international sales efforts. Management expects to continue to expand the Company's international and domestic sales and marketing effort and intends to increase the Company's sales and marketing expenditures. Marketing expenditures decreased from $345,000 to $285,000 during the same period due to company attendance at fewer trade shows. General and administrative expenses increased by 32%, to $496,000 for the three months ended March 31, 1998 from $375,000 for the three months ended March 31, 1997. This increase is a result of the continued expansion of the support infrastructure needed to support the anticipated business activities for the remainder of the year.

Net Loss. The net loss increased to $592,000 for the three months ended March 31, 1998 from $187,000 for the three months ended March 31, 1997. This increase was the result of a decrease in gross margin and an increase in interest expense for the three months ended March 31, 1998 from the three months ended March 31, 1997.

NINE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

The following table sets forth certain financial data derived from the Company's statement of operations for the nine months ended March 31, 1998 and March 31, 1997.

                                                                % OF                              % OF
                                               $                SALES            $                SALES
                                           --------           --------       --------           --------
Net sales                                  $ 12,687              100         $ 10,773              100
Gross profit                                  3,674               29            4,528               42
Product development                           1,620               13            1,795               17
Selling, general and administrative           4,695               37            4,346               40
Net income (loss)                            (3,050)             (24)          (1,532)             (14)

Net Sales. Net sales increased by 18%, to $12,687,000 for the nine months ended March 31, 1998 from $10,773,000 for the nine months ended March 31, 1997. The sales mix, and the corresponding percentage of total sales of the Company's products, is set forth in the chart below:

                                                                      PERCENTAGE OF
                                                                          TOTAL
                                      NINE MONTHS ENDED             NINE MONTHS ENDED
                                          MARCH 31,                     MARCH 31,
                                   ----------------------        ---------------------
                                     1998           1997           1998           1997
                                   -------        -------        -------        -------
MCI network control                $    --        $ 4,751             --             44
FlexT1/E1                            8,011          2,996             63             28
SKYPLEX and SKYPLEX FlexAir          4,369          2,245             35             21
Other products                         307            781              2              7
                                   -------        -------        -------        -------
         Totals                    $12,687        $10,773            100            100
                                   =======        =======        =======        =======

For the nine months ended March 31, 1997, MCI accounted for 44% of net sales. For the nine months ended March 31, 1998, there were no sales of the proprietary products developed for MCI. Results for the nine months ended March 31, 1998 reflect a shift in product mix to the Company's newer products-FlexT1/E1 and SKYPLEX. The Company's Flex product line accounted for 63% of sales for the nine months ended March 31, 1998, as compared to 28% for the three months ended March 31, 1997. The SKYPLEX line grew by 95% to account for 35% of sales for the nine months ended March 31, 1998, reflecting sales mostly to markets in Latin America and Asia, up from 21% of sales for the nine months ended March 31, 1997.

Total sales of products other than to MCI increased from $6,022,000 in the nine months ended March 31, 1997 to $12,687,000 in the nine months ended March 31, 1998, an increase of $6,665,000, or 111%. This increase was reflective of the growth in the FlexT1 and SKYPLEX revenues.

Gross Profit. Cost of sales consists of material, labor and the overhead costs related to the production and shipping of the Company's products, along with the support and warranty expense associated with such products. Gross profit decreased by 19%, to $3,674,000 for the nine months ended March 31, 1998 from $4,528,000 for the nine months ended March 31, 1997. As a percentage of sales, gross profit decreased to 29% for the nine months ended March 31, 1998 from 42% for the nine months ended March 31, 1997. This decrease is a result of the lower product margins for the current nine month period as compared to the higher product margins experienced with MCI sales.

Product Development. Product development expense consists of personnel costs, consulting, prototyping, supplies and depreciation expenses. Product development expenses decreased by 10%, to $1,620,000 for the nine months ended March 31, 1998 from $1,795,000 for the nine months ended March 31, 1997. Additionally, the Company incurred $540,000 of costs of sub-contracted development that were capitalized. Product development expenditures decreased as less contract development was incurred. Management expects that product development expense will increase slightly as the Company continues to develop new products. As a percentage of sales, product development costs were 13% for the nine months ended March 31, 1998 and 17% for the nine months ended March 31, 1997.

Selling, General and Administrative. Selling expense consists primarily of compensation costs including commissions for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of compensation expenses for administrative and finance personnel, as well as accounting, legal and consulting fees. Selling, general and administrative expense increased by 8%, to $4,695,000 for the nine months ended March 31, 1998 from $4,346,000 for the nine months ended March 31, 1997. Total selling, general and administrative costs were 37% of total sales for the three months ended March 31, 1998, which was down from 40% of sales for the nine months ended March 31, 1997. Selling expense increased by 4%, to $2,549,000 for the nine months ended March 31, 1998 from $2,459,000 for the nine months ended March 31, 1997. This increase was due to the higher commission costs associated with the increased sales level for the nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997. This increase was also due to the continued expansion of the Company's international sales efforts. Management expects to continue to expand the Company's international and domestic sales and marketing effort and intends to increase the Company's sales and marketing expenditures. Marketing expenditures decreased from $900,000 to $836,000 during the same period due to lower trade show expenses during the most recent nine months of operation. General and administrative expenses increased by 33%, to $1,309,000 for the nine months ended March 31, 1998 from $987,000 for the nine months ended March 31, 1997. This increase is a result of the continued expansion of the support infrastructure needed to support the anticipated business activities for the remainder of the year.

Net Loss. The net loss increased to $3,050,000 for the nine months ended March 31, 1998 from $1,532,000 for the nine months ended March 31, 1997. This increase was the result of a decrease in gross margin and an increase in interest expense for the nine months ended March 31, 1998 from the nine months ended March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had approximately $819,000 in cash and cash equivalents compared to $712,000 on June 30, 1997.

On March 16, 1998, the Company established a $4,000,000 bank line of credit agreement with Silicon Valley Bank, with borrowings availability based on the Company's accounts receivable and product inventories. The loan is secured by the Company's assets and bears interest at the rate of prime plus 2.25% (10.75% at March 31, 1998). The loan requires a monthly monitoring fee of $1,000 and a commitment fee of 0.125% due monthly on the unused portion of the facility. The bank received 60,000 five year warrants with a exercise price of $5.50 for extending the credit facility. The line of credit agreement term is for two years with an automatic renewal each year unless written notice of termination is given by one of the parties.

For the nine months ended March 31, 1998, the Company used $2,500,000 in cash from operating activities as compared to $1,556,000 for the same period the previous year. The net loss for the period was $3,050,000. In addition, accounts payable and accrued liabilities were increased by $1,133,000 due to higher levels of vendor activity caused by the higher revenues in the March 31, 1998 period. Inventories increased by $1,261,000 due primarily to higher than normal receipts of products just prior to the end of the three month period, which had not been shipped to customers as of March 31, 1998. Cash was provided by the collection of accounts receivable. Accounts receivable increased slightly from $4,223,000 to $4,359,000 on higher current year revenues, reflecting shorter aging of invoices outstanding.

The Company purchased $576,000 and $982,000 of property, plant and equipment during the nine months ended March 31, 1998 and 1997, respectively. In addition, the Company capitalized certain product development expenses paid to outside contractors. During the nine months ended March 31, 1998, the Company capitalized $540,000 of such costs as compared to capitalized costs of $1,317,000 for the nine months ended March 31, 1997.

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

The Company expects its cash balances and available borrowing facilities will be sufficient to fund its currently anticipated level of cash needs for the next twelve months; however, there are no assurances.

SEASONALITY

The Company's sales have been subject to quarterly fluctuations mainly due to the purchasing cycle of the Company's major customers. Other fluctuations occur due to increased buildout of the telecommunications infrastructure during the summer months. The Company's business plan is to continue the diversification of its product offerings, further develop its distribution channels and further expand its customer base. The Company believes that the implementation of this plan will decrease the seasonality of its sales. The Company operates with a modest level of backlog for each product line due to advance purchase commitments and production lead times.

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

                           PART II. OTHER INFORMATION


ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         Exhibit
         Number            Description of Exhibits
         ------            -----------------------
          27.0               Financial Data Schedule (for SEC use only)


(B)      REPORTS ON FORM 8-K

The registrant did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Digital Transmission Systems, Inc.



Date: May 11, 1998                  By: /s/ Andres C. Salazar
                                       -----------------------------------------
                                             Andres C. Salazar, President and
                                             Chief Executive Officer


Date: May 11, 1998                  By: /s/ Robert L. Sutton
                                       -----------------------------------------
                                             Robert L. Sutton, Chief Financial
                                             Officer, Vice President of Finance
                                             and Administration (Principal
                                             Financial Officer and Principal
                                             Accounting Officer)