Form 10KSB
period 1998-06-30
DIGITAL TRANSMISSION SYSTEMS INC \DE\
filed 1998-10-16
CIK 1005179

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              {x} ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1998

              { } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period From ____to____

                              --------------------

                         Commission File Number 1-14198

                       DIGITAL TRANSMISSION SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)


           Delaware                                             58-2037949
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                            Identification No.)


           3000 Northwoods Parkway, Building 330, Norcross, GA   30071
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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {x} No { }

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. { }

Total revenues for the registrant for the fiscal year ended June 30, 1998 were:
$15,579,000.

At October 12, 1998, there were 4,196,154 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates (based upon the closing price quoted on the NASDAQ National Market System at October 12, 1998 was approximately $2,229,207. Effective October 14, 1998 the Company's securities are no longer listed on NASDAQ.

Transitional Small Business Disclosure Format (check one): Yes { } No {x}


DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on or before December 17, 1998 (the "1998 Proxy Statement").

                                     PART I

  ITEM 1.   BUSINESS

  GENERAL


   Digital Transmission Systems, Inc., a Delaware corporation ("DTS" or the "Company"), designs, manufactures, and markets a broad range of products for the telecommunications industry. The Company's primary customers are domestic wireless service providers, including those offering cellular telephone services and Personal Communications Services ("PCS") and domestic and international resellers who sell to and service end users with telecom equipment. Customers include Nextel, 360(Degree) Communications, AirTouch, GTE Wireless, Digitel in Brazil and Skywater in China.

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

   DTS markets its products through a direct sales force and several reseller channels. Domestically, wireless service providers, including cellular, Specialized Mobile Radio ("SMR") and PCS service companies, are targeted as prospective customers directly by the Company's sales force. DTS utilizes telecommunications equipment resellers in the United States and other countries to market to private network customers. The Company has agreements with over sixty resellers resident in over forty two countries in Latin America, Asia Pacific, Europe and the Middle East.


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

   Growth in Wireless Services. According to industry sources, the wireless market is currently estimated to include over 52 million cellular customers in the United States and is expected to grow to over 60 million customers by the year 2001. Service revenues from the cellular industry for 1996 were $23.6 billion in the United States, and are expected to grow worldwide to $600 billion by 2010. The growth of the cellular industry, along with the deployment of new wireless packet data offerings such as Cellular Digital Packet Data ("CDPD"), has created the need for highly integrated, multi-functional, high-speed network access products to speed deployment of cellular services, ease the maintainability of networks, lower cell site costs and simplify the day-to-day operation of the associated network.

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

   Growth in Wireline Services. The Company believes the markets for traditional wireline service will continue to grow and estimates that the market for packet data services alone exceeded $2.1 billion in 1998. Internet access is expanding and the Company believes the trend of increased telecommuting is likely to continue, because of declining costs of telecommunications equipment and services, employer cost-cutting and desires to improve employee productivity, availability and convenience of improved technology and environmental concerns. The increasing number of public telecommunications services has created the need for high-speed connection devices which give service providers the ability to economically expand their networks to provide new service offerings without drastic changes in technology and the associated infrastructure costs. The ability to quickly connect existing customers to these new services without changing access technologies usually means lower costs to end users and simplification of network construction for the service provider.

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


   THE DTS SOLUTION

   DTS has developed an integrated, systems-based, high-speed network control and access solution for wireless and wireline networks that consists of the family of access devices - FlexT1(R), FlexE1(TM), FlexAir(TM), microFlex(TM) and SKYPLEX(R). In fiscal 1998 the Company introduced microFlex, a DS-1 cross connect switch which addresses the need for high speed line concentration in wireless carrier networks and in wireline applications. The Company believes that its products can be combined to offer whole product solutions that provide significant differentiation from competitive offerings in the marketplace with respect to size, price, feature density and reliability.

   The FlexT1 and FlexEl(TM) network access products provide integrated access to public network services for both domestic ("T1") and international ("El") markets. The FlexT1 and FlexEl are provided in a compact physical package, are expandable and allow an end user to access many of the business services available from the public network. These products also enable the sharing of telecommunication facilities among the different services, such as voice, video, the Internet and facsimile, thus reducing the number of access lines the user must lease and potentially reducing overall telecommunications expenses. A companion product to the FlexT1/E1 family is microFlex(TM), a cross connect switch or "DACS" (Digital Access Cross Connect Switch). The microFlex offers non-blocking DS0 cross connect capability for up to sixteen T1's or E1's in a one RU (1.75 in.) high package. This product has applications in hubbing or grooming environments involving many aggregate lines such as those found when concentration of voice lines from several cellsites are necessary before transport to the central switching center.

   The Company's wireless network access products (SKYPLEX and FlexAir) eliminate the dependency of wireless carriers and PCS providers upon Regional Bell Operating Companies ("RBOCs") or Departments of Postal, Telegraph & Telephone ("PTTs") for leased access lines to connect their cell sites by providing a wireless digital transport alternative using spread spectrum radio technology. Additionally, in the United States and many developing countries, the SKYPLEX and FlexAir systems allow for rapid service deployment since FCC or equivalent agency license approval is not required for the use of spread spectrum frequencies. SKYPLEX and FlexAir are delivered in compact packages which optimize the use of limited space at telecommunications sites.


   COMPANY STRATEGY

   The Company's goal is to become a leading worldwide supplier of network control and access products for both public and private high-speed telecommunications networks. In order to realize these goals the Company plans to:

   Concentrate on the Domestic and International Expanding Cellular and PCS Markets. The Company has a sales force and support staff to further penetrate the growing domestic and international Cellular and PCS markets. The Company's network access products have numerous wireless applications and offer what the Company believes is a unique integrated solution to the wireless carriers' need to monitor and control transmission facilities to hundreds of remote cell sites.

   Develop and Expand on Flexible and Modular Platforms. The Company continues to expand upon its modular Flex and microFlex line of network access products and plans to add various modules for feature enhancements, facilitating continued utilization of Flex products as new applications are developed.

   Enhance the Company's International Presence. DTS has successfully employed the following strategies to expand internationally: acquisitions, distributorships, agents, export control and support:

   - In December 1995, the Company acquired SKYPLEX, a product line with an existing distribution network in Latin America through which the Flex line of products can also be sold.
   - DTS products are sold into more than 42 countries via a network of over 60 resellers/dealers/distributors. Over the past two years, the Company has expanded its international sales channels by signing sales agreements with resellers in Latin America, Asia Pacific, Eastern Europe and the Middle East.
   - Agents, or independent companies representing multiple, but non-competing product lines were identified in four key regions. These agents were provided with product training, technical support, collateral/marketing materials, and products targeted at local market requirements.
   - Multi-lingual sales administration and technical assistance comprise the export control at the Norcross, Georgia facility. Any agent, reseller, dealer or distributor can contact these personnel for support.

      The Company was certified in December 1994 as an ISO 9001 supplier, thus establishing its quality assurance credentials for the international arena.


   PRODUCTS AND TECHNOLOGY

   The Company's products facilitate network access, bandwidth management, network control and delivery of high-speed digital telecommunications services.

   microFlex Product

   During fiscal 1998 the Company introduced microFlex which in conjunction with FlexT1/E1 allows more efficient use of high speed lines which a wireless carrier utilizes to connect voice and other traffic between cellsites and its switching center. In particular, microFlex offers cross connect functionality between segments of one high speed line (T1 or E1) with another in a total set of up to sixteen high speed lines.

   FlexT1 and FlexE1 Product Family

   The FlexTl family of products provides integrated access to public network telecommunications services. The FlexTl consists of single and multi-slot enclosures that are customized with various card sets to satisfy a wide range of network access applications. The FlexE1 provides much of the same functionality currently available in the FlexT1 for countries using the E1 (international) standard. Customer equipment needs include N x 56/64 Kbps and full T1 interfaces for data, voice and video applications.

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

   SKYPLEX Products

   The SKYPLEX product family consist of various models of microwave radio products used primarily for point to point digital data transmission. These products employ spread spectrum technology whose use does not require an engineering study nor a license from any government spectrum regulatory agency. SKYPLEX I can provide the user the ability to transmit at digital rates of 64Kbps, 128Kbps, 256Kbps, 384Kbps and 512Kbps. SKYPLEX II features the capability of transmitting at the higher speeds of 1.544Mbps (T1) or 2.048Mbps (E1). Perhaps the greatest advantage that spread spectrum radios have over traditional narrow-band microwave products is that they are faster to deploy in the field, offer a range of up to thirty miles with directional antennas, and often are less expensive

   The Company offers its complete set of products to wireless and wireline service providers through a direct sales force. Network access products and the DIV modems are sold directly to utilities and railways. The family of network access products is sold to corporate end users through a network of domestic and international resellers. A secondary channel to telecommunications service providers exists through selected OEM arrangements. A OEM contract was signed with Lucent Technologies in fiscal 1998 for supplying that equipment provider with Flex modules to be integrated in Lucent minicell base stations. Additionally, the Company has recently expanded its list of customers to include major wireless service providers such as Nextel, 360(degree) Communications, GTE Wireless, DigiPH, Aliant Cellular and U.S. West Wireless. In fiscal 1998 DTS accepted an order for six thousand Flex units from Nextel with value of $5.4 million to be deployed nationwide in that carrier's network. In addition, in fiscal 1998 Lucent Technologies and the Company announced an OEM contract for FlexT1 equipment to be integrated into Lucent PCS minicells. The contract is expected to net the Company $9M in sales over three years.



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

   The Company's principal competition to date has come from major telecommunications equipment suppliers active in certain market segments. In the network access marketplace, Kentrox Industries (a subsidiary of ADC Telecommunications Inc.), Premisys Corporation, Digital Link Corporation, Adtran Inc. and Newbridge Networks, Inc. are competitors. Western Multiplex, P-COM, Inc., California Microwave Inc. all compete with DTS in the wireless transport business.

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

   MANUFACTURING

   DTS currently outsources most subassembly kitting, board assembly and testing to high quality suppliers which are ISO 9002 certified.

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

   High quality is demanded by all DTS' customers. The Company continues to strive for quality in the design and the manufacturing of products in order to attain a competitive advantage. All key procedures in the Company have been documented and Company policy requires that employees follow these procedures. It is the Company's belief that this policy promotes consistency in the delivery of value to the customer. This effort led to ISO 9001 certification for the Company in December, 1994 and six successful follow-up compliance surveillance audits. The Company believes that ISO 9001 certification has become important for international trade, since overseas customers can feel assured that quality-based processes have been followed.


   PRODUCT DEVELOPMENT

   The market value of the Company's diversified network access and control systems is based upon its core technologies in customer terminal interfaces for voice and high-speed data applications, Tl networking and microwave radio applications. Additionally, the Company has valuable experience in public, private and cellular T1 networking standards and control systems. The Company's product development efforts are currently concentrated in the Tl network access, transport and control areas. In addition, core hardware and software technologies have been developed by the Company's product development staff in subTl areas such as high-speed (1.544 Mbps) digital modem technology. In order to quickly implement the Company's network access product plans, the Company intends to continue to develop or acquire additional technologies in radio frequency interfaces and E1 international access and transport.

   The Company's resident core technologies resulting from the developments of the Flex, SKYPLEX, and microFlex products include:

   -  T1/E1 multiplexing of voice and high speed data signals

   -  T1/E1 alarm reporting and trunk conditioning

   -  High-speed digital timing insertion

   -  Network performance monitoring and testing

   -  Network management software with graphical user interfaces

   -  TI ESF data link message transport

   -  SNMP protocol processing

   -  TCP/IP protocol message handling

   -  10Base5 and 10BaseT Ethernet Media Access Control

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


   INTELLECTUAL PROPERTY

   The Company's proprietary technology is protected by one patent granted and two patents pending which relate to channel bank design and ISDN signal coding. Core technologies described in the "Product Development" section are incorporated in the Company's products through proprietary hardware and software modules which embed original algorithmic and device circuitry. Although some of these original designs are protected by the patent or patent applications mentioned above, most of the designs are secured only by a claim of trade secret rights.

   The patent positions of high technology firms, including those of the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, even though patent applications covering the technology used by the Company are being processed with the United States and certain foreign patent offices, there can be no assurance that any of such patent applications will result in the issuance of patents or, if any patents are issued, that they will provide significant proprietary protection and will not be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue or foreign counterparts, if any, publish, and since publication of discoveries in scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions. Moreover, the Company might have to participate in one or more interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, whether or not the result of such proceedings was favorable to the Company. There can be no assurance that any patents which may be issued based upon the Company's patent application would be held valid and enforceable by a court or that any given competitor's technology or product would be found to infringe upon such patents. Litigation, which could result in substantial cost to the Company, might be necessary to attempt to enforce the Company's rights under the patents owned by the Company or to determine the scope and validity of other parties' proprietary rights.

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

   The Company acquired the trademark of "SKYPLEX," and currently owns the trademarks of "FlexT1," "FlexE1," "microFlex," and "FlexAir." It has also filed federal trademark applications for FlexSentry, FlexCell, FlexE1 and FlexAir internationally, and these applications were published for opposition in the Trademark Office after examination. The applications for FlexCell, FlexE1 and FlexAir were formally opposed by Fujitsu Network Transmission Systems, Inc. Fujitsu has alleged that the trademark registrations should be denied because of their prior rights filed on a trademark application for FlexR, for certain access controllers. The Company and Fujitsu have reached an agreement whereby the DTS trademarks can be used with few restrictions.

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


   RESEARCH AND DEVELOPMENT COSTS

   During fiscal years 1998, 1997, and 1996, the Company's expenditures in product development were $3.0 million, $3.9 million, and $2.7 million, respectively. The decrease in spending from 1997 to 1998 is primarily due to the completion of the Company's Flex product line during fiscal 1998 thereby reducing required development expenditures. During fiscal 1997, approximately $1.4 million in costs were capitalized related to the development of the Flex product line and the SKYPLEX spread spectrum radio product line. During fiscal 1998, the Company capitalized approximately $584,000 primarily for the continued development of the Company's SKYPLEX spread spectrum radio product line. It was determined that the future recoverability of the capitalized costs of certain features developed for the aforementioned radio was not assured and that the value of the asset was impaired. As a result, approximately $414,000 and $554,000 of the asset was written off during the years ended June 30, 1998 and 1997, respectively, and appropriately charged to Cost of Sales in the accompanying financial statement data.

   GOVERNMENT REGULATION

       The FCC has regulated the design of telecommunications equipment for use in the United States by restricting radio frequency signal emissions and by licensing frequency usage. Compliance with electronic product safety regulations is also required for every new product design. It is possible that a government agency such as the FCC could issue regulations which would require the modification of DTS equipment in order to comply with the new regulations. A change in FCC rules may impact sales of DTS products should it occur. International standards for electronic product design in the areas of safety and signal emissions are different in many cases from those issued by United States government agencies. Sales of telecommunications equipment in a foreign country are often restricted by equipment design standards and regulations adopted by a centralized governmental agency similar to the FCC. The Company has to date experienced no material difficulties in complying with the various laws and regulations affecting its business.

   YEAR 2000 (Y2K) IMPACT ON COMPANY'S INFORMATION TECHNOLOGY

   The Company operates an Enterprise Resource Planning ("ERP") software system which has modules supporting order entry, planning, inventory management, operations, and general ledger functions. The vendor of this information system has sent the Company a letter indicating the ERP system is Y2K complaint. The hardware platform vendor, through its web presence, also indicates that the system is Y2K compliant.

   Most of the desktop computing systems used at the Company were manufactured after 1995. They use operating system and document preparation software from Microsoft Corporation. These systems are generally compliant with the year 2000 requirements and any non-compliant functions are not expected to adversely impact the Company's operations.

   The Company does operate older PC's in its manufacturing and engineering organizations, but they are not used in time or date critical operations. Accordingly, the Company does not anticipate spending significant additional amounts on Year 2000.

   The Company's products are designed to be Year 2000 compliant as they utilize two digit date fields as opposed to four digit fields. The Company is, however, aware of the risk that third parties, including vendors and customers of the Company, will not adequately address the Year 2000 problem and the resultant potential adverse impact on the Company.

   Notwithstanding the above, there can be no assurance that the Company's internal systems or products will operate beyond 1999 or that major business disruptions will not occur in mission critical systems and processes.

   EMPLOYEES

   As of June 30, 1998, the Company had approximately 64 full-time employees, of whom approximately 18 are technical personnel engaged in developing the Company's products, approximately 22 are marketing and sales personnel, approximately 15 are quality assurance, customer service and operations personnel and approximately 9 are involved in administration and finance. On July 10, 1998 and on August 14, 1998, the Company performed a reduction in staff due to the reduced revenue level of the fourth fiscal quarter of 1998 and the low revenue anticipated in the first quarter of fiscal 1999. After these reductions the employee headcount was 37 of which 12 are technical personnel, 12 are in sales and marketing, 4 in administration and finance and 9 are in operations. Substantially all of the Company's employees are full-time. The Company's employees are not unionized and the Company believes that its employee relations are good.

   BACKGROUND OF THE COMPANY

   A predecessor by merger to the Company was incorporated in Delaware in 1984. The Company was originally incorporated in Delaware in 1992 as Netra Inc. and changed its name to Digital Transmission Systems, Inc. in 1995 in conjunction with the merger with its wholly-owned subsidiary Digital Transmission Systems, Inc., a California corporation. On March 4, 1996, the Company completed a public offering of 1,220,700 Units each consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at a price of 120% of the unit offering price of $7.50. On February 18, 1997, trading of the Units was split into separate trading of the underlying Common Stock and Warrants.

   ITEM 2.   PROPERTIES

   The Company's operations are located in an approximately 20,000 square foot facility in a technology park in Norcross (in the greater Atlanta, Georgia area). In May of 1993, the Company entered into a six year lease for its current facility with a three year extension signed in May 1998. The extension also allows for an additional 4,000 square foot adjoining space to be available to the Company at the same rate. The base annual triple-net rate for this space is $7.02 per square foot, including amortization of buildout costs of approximately $150,000, and escalates by 4% per year. The Company believes its facilities are suitable and adequate for its purposes.



   ITEM 3.   LEGAL PROCEEDINGS

       In August 1998, a vendor of the Company filed suit against the Company alleging nonpayment of account. Total demands for judgment are $550,826 in unpaid invoices, plus pre-judgment and post-judgment interest on principal amounts outstanding and court costs. The Company is disputing the validity and accuracy of the billed amounts, and believes that its obligation to the plaintiff is $200,000, which has been accrued in the financial statements as of June 30, 1998.

   The Company believes that it has meritorious defenses in the plaintiff's claims and intends to continue a vigorous defense in this matter. However, no assurance can be given as to the ultimate outcome with respect to such lawsuit and the amount, if any, which may be paid in excess of the accrual recorded at June 30, 1998.

         The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters, including the litigation discussed in the previous paragraph, will not have a material adverse effect on the Company's financial position, results of operations, or liquidity. The Company is not a party to any material legal proceedings. From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business.


   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                     PART II

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
   MATTERS.

   Effective October 14, 1998, the Company was delisted from NASDAQ.

   On March 4, 1996, the Company completed a public offering of 1,220,700 Units ("Units"), each consisting of one share of Common Stock ("Common Stock") and one Warrant ("Warrant") to purchase one share of Common Stock at an exercise price per share equal to 120% of the initial public offering price of the Units. The shares of Common Stock and Warrants were not detachable or separately transferable, and could only have been traded as part of a Unit until February 18, 1997 (the "Separation Date"), when each Unit was separated into one share of Common Stock and one Warrant. The Common Stock and Warrants have been listed on the NASDAQ SmallCap Market, the Company's principal market, under the symbols DTSX and DTSXW, respectively, and have been listed on the Philadelphia Stock Exchange and the Boston Stock Exchange under the symbols DTS and DTS.W, respectively. The Units previously traded on the NASDAQ Market and the Philadelphia and Boston exchanges. The price per Unit reflected in the table below represents the range of low and high closing sale prices for the Company's Units as reported by the NASDAQ Stock Market for the quarters indicated:

         Quarter Ended                                     High Price  Low Price
--------------------------------------------------------------------------------
Commencing March 4, 1996 and ending March 30, 1996           $ 9.375      $ 8
June 30, 1996                                                $14.75       $ 9
September 30, 1996                                           $15.50       $14
December 31, 1996                                            $16.25       $14.125
Commencing January 1, 1997 and ending February 14, 1997      $18          $13.875


       On February 18, 1997 the Common Stock and Warrants underlying the Units began trading separately and the Units ceased to trade. Both the Common Stock and Warrants traded on the NASDAQ Market and the Philadelphia and Boston exchanges. Effective October 14, 1998, the Company's securities are no longer listed on NASDAQ. The price per share of the Company's Common Stock in the table below represents the range of low and high closing sale prices as reported by the NASDAQ Stock Market for the quarters indicated:

         Quarter Ended                                    High Price   Low Price
--------------------------------------------------------------------------------
Commencing February 18, 1997 and ending March 31, 1997      $13          $10.75
June 30, 1997                                               $12.50       $10.25
September 30, 1997                                          $11.25       $ 9
December 31, 1997                                           $ 9.438      $ 3.50
March 31, 1998                                              $ 6.875      $ 4
June 30, 1998                                               $ 6.875      $ 2.875

       The price per share of the Company's Warrants in the table below represents the range of low and high closing sale prices as reported by the NASDAQ Stock Market for the quarters indicated:






         Quarter Ended                                    High Price  Low Price
--------------------------------------------------------------------------------
Commencing February 18, 1997 and ending March 31, 1997      $5         $2.875
June 30, 1997                                               $4.25      $2.375
September 30, 1997                                          $3.25      $2.50
December 31, 1997                                           $2         $1.50
March 31, 1998                                              $1         $0.50
June 30, 1998                                               $0.50      $0.20


       The closing sale price of the Company's Common Stock as reported by the NASDAQ Stock Market on June 30, 1998 was $2.875. The closing sale price of the Company's Warrants as reported by the NASDAQ Stock Market on June 30, 1998 was $.375.

       The total number of shareholders of record of the Company's common shares as of September 30, 1998, was approximately 42. Because many shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these record holders.

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

   OVERVIEW

   In fiscal 1998 the Company completed its first full year in realizing all its revenues from new markets and completely eliminate any dependency on MCI, the Company's previously dominant customer. Net sales for the 1998 fiscal year increased nearly eight percent to a historical high of $15.5 million compared to $14.5 million for the 1997 fiscal year. However, the Company posted a loss of $8.38 million for fiscal 1998, a substantial increase from the $4.2 million loss recorded in fiscal 1997. The operational contribution to the net loss was due to the heavy investment the Company made during the year in its transition to new markets by expanding its new domestic and international sales channels and the expenses related to the development and introduction of new products. This shift to new products and customers has negatively impacted the gross profit margin and net earnings of the Company.

   Industry trends which may also affect the Company's operating results include the rate of demand for cellular and PCS services, the market acceptance of high speed wireline service from telecommunications service providers, and the level of investment in telecommunications infrastructure by developing countries over the next few years

   Net sales to MCI totaled $7.1 million (64% of total sales) in fiscal 1996, $4.4 million (31% of total sales) in fiscal 1997 and none in fiscal 1998. However, sales of non-MCI products which include FlexT1/E1 network access products and the SKYPLEX spread spectrum radio products, have continued at a high growth level, recording $15.4 million in sales in fiscal 1998 - a 55% increase, compared to $10.1 million in fiscal 1997. The FlexT1/E1 products are sold primarily to major USA based wireless service providers while SKYPLEX products find many applications for unlicensed microwave network connections in Latin American and Asia Pacific markets.

   International sales increased from $3.7 million in fiscal 1996 to $5.4 million in fiscal 1998, a 46% increase. As a percentage of the Company's sales, international accounted for 35% in fiscal 1997 compared to 24% in fiscal 1997. The Company has now achieved sales in over 42 countries through agreements with over 60 reseller partners. The Company is currently seeking strategic alternatives such as potential acquisitions or divestitures with respect to its international business unit.

   COMPARISON OF YEARS ENDED JUNE 30, 1998 AND JUNE 30, 1997

   The following table sets forth certain financial data derived from the Company's Statements of Operations (dollars in thousands):


                                           YEAR ENDED                 YEAR ENDED
                                           JUNE 30, 1998              JUNE 30, 1997
                                           -------------              -------------
                                                      % of                      % of
                                             $        Sales             $       Sales
                                          -------     -----          -------    -----
Net sales                                 $15,579      100           $14,484     100
Gross profit                                1,858       12             4,639      32
Product development                         2,367       15             2,458      17
Selling, general and administrative         7,018       45             6,331      44
Net income (loss)                          (8,380)     (54)           (4,190)    (29)


    Net Sales. Net sales increased by 8%, to $15,579,000 for the year ended June 30, 1998, from $14,484,000 for the year ended June 30, 1997. The sales mix, and the resulting percentage of total sales, is shown in the table below (dollars in thousands):

                                                      PERCENTAGE OF
                                                         TOTAL
                                FISCAL YEAR           FISCAL YEAR
                              ENDED JUNE 30,         ENDED JUNE 30,
                            ------------------      ---------------
                            1998          1997      1998       1997
                            ----          ----      ----       ----
MCI network control             --      $ 4,394       --       30
Other network control           --          940       --        6
FlexT1 / E1                $ 9,960        4,861       64       34
SKYPLEX                      5,224        3,342       34       23
DIV modem                       10          556                 4
Other products                 385          391        2        3
                           -------      -------     ----     ----
     Totals                $15,579      $14,484      100      100
                           =======      =======     ====     ====


   During the year ended June 30, 1998, two customers accounted for greater than 10% each of the Company's sales. Nextel represented 35% of total sales and Walker (a reseller/integrator of telecommunications products) accounted for approximately 13% of the Company's sales. Revenues from the Company's FlexT1/E1 product line increased over 100% from $4,861,000 in the year ended June 30, 1997 to $9,960,000 in the year ended June 30, 1998 and revenues from SKYPLEX grew by 56% from $3,342,000 in the year ended June 30, 1997 to $5,224,000 in the year ended June 30, 1998. A new product, microFlex - introduced in fiscal 1998, realized $214,000 in sales and is being sold into the same markets as FlexT1/E1. Total international sales increased by approximately 42% from $3,766,000 in the year ended June 30, 1997 to $5,333,000 in the year ended June 30, 1998.


   Net Sales for the 4th quarter of fiscal 1998 decreased to $2.9 million from the third quarter total of $6.1 million. This decrease was due primarily to the fulfillment of a large order for FlexT1 products from Nextel in approximately seven months of the fiscal year, most of the shipments occurring in the 3rd quarter. Some shipments, anticipated by the Company to occur in the 4th quarter, were postponed by customers into fiscal 1999. Simultaneously, international shipments also experienced a decrease, contributing somewhat to the overall decline in sales from the 3rd quarter to the 4th quarter. The Company does not anticipate a strong revenue upswing in the first quarter of fiscal 1999 since, historically, the Company has experienced low levels of telecom equipment sales in the summer months. The Company expects sales for 1st quarter 1999 to be less than sales for the first quarter of 1998 and the Company expects sales for fiscal 1999 to be less than 1998. The Company will incur a loss in the first quarter of 1999 and a loss is anticipated for fiscal 1999.


   Gross Profit. Gross profit decreased by 60% to $1,858,000 for the year ended June 30, 1998 from $4,639,000 for the year ended June 30, 1997. As a percentage of sales, gross profit decreased from

32% for the year ended June 30, 1997 to 12% for the year ended June 30, 1998. This decrease is due to the increase in product and service costs of newer products, particularly the SKYPLEX radio products, and a one-time charge of $414,000 to write off certain capitalized product development for products that will not be realized in future years, additional reserves to record potential inventory obsolescence and to recognize additional warranty costs and a shift in product mix from higher margin network control products to the newer products in the Flex and SKYPLEX product lines. The product and service cost increase and warranty accrual increases was caused in part by a vendor of the Company that had difficulty meeting Company and customer specifications for certain products.

PRODUCT DEVELOPMENT. Product development expenses decreased slightly from $2,458,000 for the year ended June 30, 1997 to $2,367,000 for the year ended June 30, 1998. Beginning at the end of the fiscal year ended June 30, 1997 and continuing through most of the year ended June 30, 1998, the Company was involved in the development of a new product line, the microFlex network access product. Approximately $583,000 of development costs related to new products were capitalized during the fiscal 1998 year, as compared to $1,432,000 during the year ended June 30, 1997. During the fourth quarter of the year ended June 30, 1998, management determined that, given the anticipated direction of the Company's product line, certain product features that had been developed for SKYPLEX and capitalized as product development costs would not be implemented in the foreseeable future. Consequently, it was determined that the future recoverability of the cost of those features was not assured and that the value of the asset was impaired. Accordingly, the Company wrote off $414,000 of these capitalized costs during the year ended June 30, 1998, as compared to write-offs of $555,000 in capitalized product costs during the year ended June 30, 1997. As a percentage of sales, total product development costs decreased from 17% in the year ended June 30, 1997 to 15% in the year ended June 30, 1998.


SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by 12%, from $6,331,000 for the year ended June 30, 1997 to $7,018,000 for the year ended June 30, 1998. Selling expenses increased by less than 1% from $4,820,000 in the year ended June 30, 1997 to $4,854,000 in the year ended June 30, 1998. The increase resulted from the growth in revenue in the U.S. as well as from increased sales activity outside the U.S. Selling expenses as a percentage of net sales decreased from 33% for the year ended June 30, 1997 to 31% for the year ended June 30, 1998 primarily due to the increased sales activity. General and administrative expenses increased from $1,511,000 in the year ended June 30, 1997 to $2,164,000 in the year ended June 30, 1998 due primarily to one increases in administrative and infrastructure costs needed to support the operations of the business with expanded product lines and distribution channels. As a percentage of net sales, general and administrative expenses increased from 10% in the year ended June 30, 1997 to 14% in the year ended June 30, 1998.


NET INCOME / (LOSS). The net loss increased from $4,190,000 for the year ended June 30, 1997 to a loss of $8,380,000 for the year ended June 30, 1998. This increase resulted primarily from higher general and administrative expenses, higher product and service costs of newer products, increases in inventory obsolescence and warranty reserves, a write off of the deferred tax asset and the shift in product mix to lower margin products.

   COMPARISON OF YEARS ENDED JUNE 30, 1997 AND JUNE 30, 1996

   The following table sets forth certain financial data derived from the Company's Statements of Operations (dollars in thousands):

                                            YEAR ENDED                 YEAR ENDED
                                            JUNE 30, 1997            JUNE 30, 1996
                                         -------------------      -------------------
                                                       % of                      % of
                                            $          Sales         $          Sales
                                         -------       -----      -------       -----
Net sales                                $14,484        100       $11,228        100
Gross profit                               4,639         32         4,272         38
Product development                        2,458         17         2,495         22
Selling, general and administrative        6,331         44         4,206         37
Net income (loss)                         (4,190)       (29)       (2,383)       (21)


    NET SALES. Net sales increased by 29%, to $14,484,000 for the year ended June 30, 1997, from $11,228,000 for the year ended June 30, 1996. The sales mix, and the resulting percentage of total sales, is shown in the table below (dollars in thousands):


                                                     PERCENTAGE OF
                                                        TOTAL
                                FISCAL YEAR           FISCAL YEAR
                              ENDED JUNE 30,        ENDED JUNE 30,
                            -----------------       ---------------
                            1997         1996       1997       1996
                            ----         ----       ----       ----
MCI network control        $ 4,394      $ 7,113       30       63
Other network control          940          592        6        5
FlexT1 / E1                  4,861        1,905       34       17
SKYPLEX                      3,342        1,111       23       10
DIV modem                      556          381        4        4
Other products                 391          126        3        1
                           -------      -------     ----     ----
      Totals               $14,484      $11,228      100      100
                           =======      =======     ====     ====


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

   CREATION OF SOUTHTECH, A WHOLLY OWNED SUBSIDIARY

   In July 1998 DTS incorporated a wholly owned subsidiary - SouthTech - whose business purpose is the administration of the Company's international business. The SKYPLEX and DIV product lines and associated intellectual property together with certain assets and liabilities pertaining to those product lines will be reported under the subsidiary. A separate balance sheet and profit and loss statement will track the operational progress of that subsidiary.

   LIQUIDITY AND CAPITAL RESOURCES

   The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended June 30, 1998 and 1997, the Company incurred losses of $8,380,000 and $4,190,000, respectively, is in violation of its debt covenants, and has a net capital deficit of $3,566,000 as of June 30, 1998. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

   The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. As described in notes 5 and 6 in the accompanying financial statements, the Company was not in compliance with the covenants of its line of credit and convertible debenture agreements at June 30, 1998. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. The Company is actively pursuing additional equity financing through discussions with potential investors, and is also pursuing potential merger or acquisition candidates and seeking to divest a division.

   On October 14, 1998, NASDAQ delisted the Company because the Company did not meet its listing requirements.

   On April 10, 1997, the Company established a bank line of credit agreement with Silicon Valley Bank which makes available $2,500,000 in borrowings with availability based on the Company's accounts receivable. The agreement was amended on March 18, 1998 to increase the maximum eligible borrowing to the lesser of $4,000,000 or 80% eligible receivables plus 30% of eligible inventory, as defined, through the maturity date of April 10, 2000. The loan is secured by the Company's assets and bears interest at the rate of prime plus 2.25% (10.75% at June 30, 1998). The weighted average interest rate for the year ended June 30, 1998 was 9.45% compared to the weighted average interest rate of 9.25% on the Company's borrowing facility for the year ended June 30, 1997. The loan requires a monthly monitoring fee of $1,000 and a commitment fee of 0.125% due monthly on the unused portion of the facility. The agreement term is two years with an automatic renewal each year unless written notice of termination is given by one of the parties. Further, a net worth covenant was amended subsequent March 18, 1998 requiring the Company to have a net worth of $1,000,000. The Company issued 60,000 two year warrants to Silicon Valley Bank at a strike price of $5.25 each as consideration for the amended agreement. The Agreement imposes certain covenants as defined in the Agreement with which the Company was not in compliance as of June 30, 1998. The Company is in the process of attempting to obtain waivers of certain financial covenants so that the Company's ability to borrow additional funds under the Agreement is not hindered. In September 1998, the Company agreed to a UCC filing whereby the assets of the Company became collateral under the Agreement.


   During fiscal 1998, the Company issued $4 million of 11.5% subordinated debentures to Tandem Capital of Nashville, Tennessee. The debentures were issued on September 25, 1997 and are due on September 25, 2002. The Debenture Purchase Agreement (the "Debenture Agreement") contains numerous rights, privileges, and conditions in favor of the lender, only certain of which have been included herein. The debentures are convertible at any time by the lender into common stock of the Company at a conversion price of $10.25 per share, subject to adjustment in certain events. The conversion price changed to $8.00 per share because the Company's common stock was trading for less than that amount on September 25, 1998. The debentures are redeemable by the Company after September 1999 provided that (a) the Company pays the lender additional interest such that the lender would receive an effective compounded 20% interest rate from inception of the loan or (b) the 20-day average bid price for the Company's stock exceeds $15.00 per share.


   The debentures may be required to be redeemed by the Company at the option of the lender at any time prior to maturity if (a) there is a change in control, as defined in the Debenture Agreement, (b) the Company's common stock is delisted from NASDAQ, or (c) the Company's common stock ceases to be publicly traded at the sum of the principal amount of the debentures tendered for redemption, plus any accrued and/or unpaid interest outstanding related to the debentures, plus 15% interest on outstanding principal and interest amounts due, plus any expense or costs owed to the lender as set forth in the Debenture Agreement. The Company was not in compliance with the debt covenants nor the NASDAQ listing criteria as of June 30, 1998 and has been delisted as of October 14, 1998 (see Note 5 to the Financial Statements). Accordingly, the debentures have been listed as a current liability in the accompanying financial statements.

   Due to low cash reserves, the Company requested a sixty day delay in the quarterly interest payment due to Tandem Capital on September 1, 1998. Tandem Capital has agreed to the delay without declaration of an event of default provided that the Company pay the overdue interest on November 1, 1998 and from then on, pay the debenture interest on a monthly basis. In addition, Tandem Capital has requested that the Company accede to UCC filings on its assets junior only to Silicon Valley Bank. The Company has agreed to those conditions.

   At June 30, 1998, the Company had approximately $91,000 in cash and cash equivalents. For the year ended June 30, 1998, the Company used $2,786,000 of cash in operating activities reflecting a net loss of $8,380,000, an increase in inventory balances of $29,000 and a reduction in accrued payroll and benefits at June 30, 1998 of $343,000. Cash was provided for operations primarily through an increase in accounts payable and accrued liabilities of $1,565,000 and a decrease in accounts receivable of $1,940,000. Due to the shift in the Company's revenues from MCI to resellers and certain international customers, it is anticipated that the days sales outstanding will increase based on the terms of condition of certain of these sales.

   The Company purchased $658,000 of property and equipment during the year ended June 30, 1998. Purchases were made primarily for equipment used to design and test products currently under development.

   During 1998, the Company capitalized $583,000 of product development expenditures relating to products expected to be made commercially available during the next fiscal year. These amounts were primarily for development of the Company's SKYPLEX spread spectrum radio product.

   Net Cash provided by financing activities for the year ended June 30, 1998 was $3,406,000 reflecting proceeds of $4,000,000 from the sale of convertible debentures during the year offset by net payments under the Company's line of credit of $629,000.

   SEASONALITY

   The Company's sales have been subject to quarterly fluctuations mainly due to the purchasing cycle of the Company's major customers. Other fluctuations occur due to increased buildout of the telecommunications infrastructure during certain months of the year. The Company's business plan is to continue the diversification of its product offerings, further develop its distribution channels and further expand its customer base. The Company believes that the implementation of this plan will decrease the seasonality of its sales. The Company operates with a moderate level of backlog for each product line due to advance purchase commitments and production lead times.

YEAR 2000 (Y2K) IMPACT ON COMPANY'S INFORMATION TECHNOLOGY

The Company operates an Enterprise Resource Planning ("ERP") software system which has modules supporting order entry, planning, inventory management, operations, and general ledger functions. The vendor of this information system has sent the Company a letter indicating the ERP system is Y2K complaint. The hardware platform vendor, through its web presence, also indicates that the system is Y2K compliant.

Most of the desktop computing systems used at the Company were manufactured after 1995. They use operating system and document preparation software from Microsoft Corporation. These systems are generally compliant with the year 2000 requirements and any non-compliant functions are not expected to adversely impact the Company's operations.

The Company does operate older PC's in its manufacturing and engineering organizations, but they are not used in time or date critical operations. Accordingly, the Company does not anticipate spending significant additional amounts on Year 2000.

The Company's products are designed to be Year 2000 compliant as they utilize two digit date fields as opposed to four digit fields. The Company is, however, aware of the risk that third parties, including vendors and customers of the Company, will not adequately address the Year 2000 problem and the resultant potential adverse impact on the Company.

Notwithstanding the above, there can be no assurance that the Company's internal systems or products will operate beyond 1999 or that major business disruptions will not occur in mission critical systems and processes.

LEGAL PROCEEDINGS

In August 1998, a vendor of the Company filed suit against the Company alleging nonpayment of account. Total demands for judgment are $550,826 in unpaid invoices, plus pre-judgment and post-judgment interest on principal amounts outstanding and court costs. The Company is disputing the validity and accuracy of the billed amounts, and believes that its obligation to the plaintiff is $200,000, which has been accrued in the financial statements as of June 30, 1998.

The Company believes that it has meritorious defenses in the plaintiff's claim and intends to continue a vigorous defense in this matter. However, no assurance can be given as to the ultimate outcome with respect to such lawsuit and the amount, if any, which may be paid in excess of the accrual recorded at June 30, 1998.

The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters, including the litigation discussed in the previous paragraph, will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS 130, Reporting Comprehensive Income. SFAS requires companies to display, with the same prominence as other financial statements, the components of other comprehensive income. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS 130 is effective for interim and annual periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company did not have any other comprehensive income items during the applicable periods and, thus, the adoption of the provisions of SFAS 130 did not have an impact on the Company's reporting.

In June 1997, the Financial Accounting Standards Board issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements in the annual report as of June 30, 1999.

In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). SOP 97-2 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company does not expect that adoption of SOP 97-2 will significantly affect its results of operations because the Company does not believe that SOP 97-2 applies to most sales. However, if the Company's products become subject to the provisions of SOP 97-2, the adoption of SOP 97-2 could significantly negatively affect its results of operations.

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

                                    PART III



   ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or before November 27, 1998 under the captions "Election of Directors" and "Executive Officers" and is incorporated by reference herein.



   ITEM 10.  EXECUTIVE COMPENSATION.

        The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or before November 27, 1998 under the caption "Executive Compensation" and is incorporated by reference herein.



   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or before November 27, 1998 under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated by reference herein.


   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or before November 27, 1998 under the caption "Related Transactions" and is incorporated by reference herein.

   ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a) Exhibits:

          The Exhibits are listed in the Index to Exhibits on page E - 1.


(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DIGITAL TRANSMISSION SYSTEMS, INC.



 October 16, 1998                      /s/  Andres C Salazar                   .
 ----------------                      -----------------------------------------
                                       by:  Andres C. Salazar,
                                       President and Chief Executive Officer


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



    /s/  Andres C. Salazar                    . Chief Executive Officer,                     October 13, 1998
-----------------------------------------------   Director (Principal Executive Officer)
   Andres C. Salazar



   /s/   Clive Marsh                          . Controller                                   October 13, 1998
-----------------------------------------------   (Principal Financial and Accounting Officer)
   Clive Marsh




   /s/   Frank LaHaye                         . Director                                     October 13, 1998
-----------------------------------------------
   Frank LaHaye



   /s/   Gene Miller                          . Director                                     October 13, 1998
-----------------------------------------------
   Gene Miller



   /s/   Robert D. Francis                    . Director                                     October  13, 1998
-----------------------------------------------
   Robert D. Francis



   /s/   Edwin Kantor                         . Director                                     October 13, 1998
-----------------------------------------------
   Edwin Kantor

                         Index to Financial Statements


Balance Sheets as of June 30, 1998 and 1997

Statements of Operations for the years ended June 30, 1998 and 1997

Statements of Cash Flows for the years ended June 30, 1998 and 1997

Statements of Shareholders' (Deficit) Equity for the years ended June 30, 1998 and 1997

Notes to Financial Statements

Independent Auditors' Report - KPMG Peat Marwick LLP

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                                 Balance Sheets

                             June 30, 1998 and 1997

                        (in thousands, except share data)


                                   ASSETS (NOTE 6)                           1998            1997
                                                                            --------       -------

Current assets:
    Cash and cash equivalents                                               $     91           712
    Trade accounts receivable, net of allowances for
       returns and doubtful accounts of $733 and
       $226 at June 30, 1998 and 1997, respectively                            2,283         4,223
    Inventories (note 3)                                                       2,469         2,440
    Prepaid expenses and other current assets                                    105           309
                                                                            --------       -------
                  Total current assets                                         4,948         7,684

Property and equipment, net of accumulated depreciation
    and amortization (note 4)                                                    886         1,186
Deferred tax benefit (note 7)                                                     --           285
Intangible assets (note 2)                                                     1,045         1,137
Other assets                                                                     329            19
                                                                            --------       -------

                  Total assets                                              $  7,208        10,311
                                                                            ========       =======

                    LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
    Line of credit (note 6)                                                 $  1,329         1,958
    Accounts payable and accrued liabilities                                   4,581         3,016
    Accrued payroll and benefits                                                 248           591
    Warranty accrual                                                             618           203
    Convertible debentures (note 5)                                            4,000            --

                                                                            --------       -------
                  Total current liabilities                                   10,776         5,768
                                                                            --------       -------

Shareholders' equity (note 8):
    Preferred stock - 3,000,000 shares authorized; -0- shares
       issued and outstanding                                                     --            --
    Common stock - $.01 par value; 15,000,000 shares
       authorized; 4,191,460 and 4,121,143 shares issued
       and outstanding at June 30, 1998 and 1997, respectively                    42            41
    Additional paid-in capital                                                11,462        11,232
    Deferred compensation                                                        (56)         (124)
    Notes receivable from stock sales                                            (63)          (33)
    Accumulated deficit                                                      (14,953)       (6,573)

                                                                            --------       -------
                  Total shareholders' (deficit) equity                        (3,568)        4,543
                                                                            --------       -------

Commitments and contingencies (notes 5, 6, 8, 10 and 11)
                                                                            --------       -------

                  Total liabilities and shareholders' (deficit) equity      $  7,208        10,311
                                                                            ========       =======


See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                            Statements of Operations

                       Years ended June 30, 1998 and 1997

                        (in thousands, except share data)


                                                                   1998          1997
                                                                 --------       -------

Net sales (note 9)                                               $ 15,579        14,484
Cost of sales, including $414 and $554 in write-offs of
    capitalized product development costs in 1998 and 1997,
    respectively                                                   13,721         9,845
                                                                 --------       -------
                  Gross profit                                      1,858         4,639
                                                                 --------       -------

Selling, general, and administrative                                7,018         6,331
Product development (note 10(c))                                    2,367         2,458
                                                                 --------       -------
                  Total operating expenses                          9,385         8,789
                                                                 --------       -------

                  Operating loss                                   (7,527)       (4,150)

Interest expense, net of interest income                             (576)          (39)
Other income (expense)                                                  8            (1)
                                                                 --------       -------
                  Total other income (expense)                       (568)          (40)
                                                                 --------       -------

                  Loss before income tax expense                   (8,095)       (4,190)

Income tax benefit (expense) - (note 7)                              (285)           --
                                                                 --------       -------

                  Net loss                                       $ (8,380)       (4,190)
                                                                 ========       =======

Basic loss per share                                             $  (2.01)        (1.05)
                                                                 ========       =======

Diluted loss per share                                           $  (2.01)        (1.05)
                                                                 ========       =======

Weighted-average common and common equivalent shares
    outstanding                                                     4,160         3,999
                                                                 ========       =======


See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                            Statements of Cash Flows

                       Years ended June 30, 1998 and 1997

                                 (in thousands)


                                                                             1998         1997
                                                                           -------       ------
Cash flows from operating activities:
    Net loss                                                               $(8,380)      (4,190)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                                       1,219          814
         Write-off of capitalized product development costs                    414          554
         Amortization of deferred compensation expense                          68           64
         Deferred tax expense                                                  285           --
         Change in assets and liabilities:
            Trade accounts receivable                                        1,940         (567)
            Inventories                                                        (29)         (99)
            Prepaid expenses and other current assets                          204          (33)
            Accounts payable and accrued liabilities                         1,565        1,055
            Accrued payroll and benefits                                      (343)         275
            Warranty reserve                                                   415          101
            Other                                                             (144)           7
                                                                           -------       ------
                 Net cash used in operating activities                      (2,786)      (2,019)
                                                                           -------       ------

Cash flows from investing activities:
    Purchases of property and equipment                                       (658)      (1,446)
    Additions to capitalized product development costs                        (583)      (1,432)
                                                                           -------       ------
                 Net cash used in investing activities                      (1,241)      (2,878)
                                                                           -------       ------

Cash flows from financing activities:
    Net borrowings (payments) under line of
       credit agreements                                                      (629)       1,958
    Proceeds from maturities of held-to-maturity
       investment securities                                                    --        3,001
    Proceeds from sale of convertible debentures                             4,000           --
    Proceeds from exercise of stock options                                     35           57
    Proceeds from issuances of common stock                                     --            7
                                                                           -------       ------
                 Net cash provided by financing activities                   3,406        5,023
                                                                           -------       ------

                 Net (decrease) increase in cash and cash equivalents         (621)         126

Cash and cash equivalents at beginning of year                                 712          586
                                                                           -------       ------

Cash and cash equivalents at end of year                                   $    91          712
                                                                           =======       ======

Supplemental disclosure of cash paid for income taxes and interest:
       Cash paid for income taxes                                          $    --           --
                                                                           =======       ======

       Cash paid for interest                                              $   517           56
                                                                           =======       ======


See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                  Statements of Shareholders' (Deficit) Equity

                       Years ended June 30, 1998 and 1997

                                 (in thousands)


                                        COMMON STOCK
                                     ------------------                              NOTES                       TOTAL
                                       NUMBER            ADDITIONAL                RECEIVABLE                 SHAREHOLDERS'
                                     OF SHARES            PAID-IN     DEFERRED     FROM STOCK    ACCUMULATED   (DEFICIT)
                                       ISSUED    AMOUNT   CAPITAL   COMPENSATION     SALES         DEFICIT      EQUITY
                                       ------    ------   -------    -----------     -----         -------      ------
Balance at June 30, 1996               3,921      $39      11,137        (188)         --          (2,383)       8,605
Exercise of stock options                200        2          88          --         (33)             --           57
Compensation expense                      --       --          --          64          --              --           64
Shares issued under purchase plan         --       --           7          --          --              --            7
Net loss                                  --       --          --          --          --          (4,190)      (4,190)
                                       -----      ---      ------        ----         ---         -------       ------
Balance at June 30, 1997               4,121       41      11,232        (124)        (33)         (6,573)       4,543

Exercise of stock options                 70        1          64          --         (30)             --           35
Compensation expense                      --       --          --          68          --              --           68
Issuance of warrants to purchase
    common shares (note 8e)               --       --         166          --          --              --          166
Net loss                                  --       --          --          --          --          (8,380)      (8,380)
                                       -----      ---      ------        ----         ---         -------       ------

Balance at June 30, 1998               4,191      $42      11,462         (56)        (63)        (14,953)      (3,568)
                                       =====      ===      ======        ====         ===         =======       ======


See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                          Notes to Financial Statements

                             June 30, 1998 and 1997


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)   DESCRIPTION OF BUSINESS

             Digital Transmission Systems, Inc. (the "Company") designs, manufactures, markets, and services a broad range of products for the telecommunications industry. The Company's primary customers are long distance carriers and wireless service providers. The Company sells its products both in the U.S., as well as key international markets, including Latin America, the Asia/Pacific region and Eastern Europe. The Company's products, consisting of proprietary software and hardware modules, facilitate the control, monitoring, and efficient transmission of high-speed digital information in telecommunications networks. The Company subcontracts the kitting and assembly of its products to various manufacturers.

       (b)   GOING CONCERN MATTERS AND BASIS OF PRESENTATION

             The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended June 30, 1998 and 1997, the Company incurred losses of $8,380,000 and $4,190,000, respectively, is in violation of its debt covenants, and has a net capital deficit of $3,566,000 as of June 30, 1998. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

             The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. As described in notes 5 and 6 in the accompanying financial statements, the Company was not in compliance with the covenants of its line of credit and convertible debenture agreements at June 30, 1998. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. The Company is actively pursuing additional equity financing through discussions with potential investors, and is also pursuing potential merger or acquisition candidates and seeking to divest a division.

       (c)   CASH AND CASH EQUIVALENTS

             Cash and cash equivalents include cash on deposit in banks and money market accounts. All cash and cash equivalents are carried at cost which approximates market. For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

       (d)   INVENTORIES

             Inventories are stated at the lower of cost or market. Cost is determined using average cost which approximates the first-in, first-out (FIFO) method.

             Management of the Company has established a valuation allowance for inventory obsolescence based on a review of the composition, quantity, and expected future sales levels of inventory on hand. The amount of inventory obsolescence ultimately incurred could differ materially in the near term from the allowance recorded in these financial statements.

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

                  Computer and Test Equipment                   3 years
                  Software                                      1 years
                  Furniture and Fixtures                        3 years
                  Leasehold Improvements                        3 years

      (f)  INTANGIBLE ASSETS AND RESEARCH AND DEVELOPMENT EXPENDITURES

           Capitalized product development costs, goodwill, and other intangible assets are being amortized on a straight-line basis over a three-year period. The Company evaluates the recoverability of these intangible assets at each period end using the undiscounted estimated future cash flows expected to be derived from such assets. If such evaluation indicates a potential impairment, the Company measures it based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of these intangible assets will be impacted if estimated future operating cash flows are not achieved. During the years ended June 30, 1998 and 1997, approximately $414,000 and $554,000, respectively, in write-offs were recognized due to impairment of net realizable value.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                          Notes to Financial Statements

                             June 30, 1998 and 1997


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

       (g)   IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
             DISPOSED OF

             Long-lived assets are accounted for under the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"), which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company recorded no adjustments related to SFAS 121 during the years ended June 30, 1998 or 1997.

       (h)   FINANCIAL INSTRUMENTS

             Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, and accounts receivable. The Company's cash equivalents are in money market accounts. Other than the significant customers disclosed in Note 9, the Company believes no significant concentration of credit risk exists with respect to these financial instruments.

             Accounts receivable arise from Company sales off its products primarily to long-distance carriers, wireless service providers, and resellers/integrators in the telecommunications industry, both domestically and internationally. Generally, the Company requires no collateral on trade receivables, but believes that any credit risks are substantially mitigated by its credit evaluation process, as well as letters of credit and credit insurance procured for certain international sales. The Company maintains allowances for potential credit losses, but historically has not experienced significant losses related to groups of customers in any particular geographic area.

       (i)   REVENUE RECOGNITION

             Revenue from the sale of equipment is recognized at the time of shipment. The Company estimates and records provisions for sales returns, discounts, and allowances in the period the sale is reported, based on its experience and other relevant factors.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                          Notes to Financial Statements

                             June 30, 1998 and 1997


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

       (j)   WARRANTY ACCRUAL

             The Company warrants its products against defects in design, materials, and workmanship for periods ranging from two to five years. A provision for estimated future costs relating to warranty expense is recorded when the products are shipped based on historical claims and projected future experience.

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

       (k)   INCOME TAXES

             Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                          Notes to Financial Statements

                             June 30, 1998 and 1997


       (l)   STOCK OPTION PLAN

             SFAS No. 123, Accounting for Stock-Based Compensation, permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, under which compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price, while providing pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and subsequent years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

       (m)   EARNINGS (LOSS) PER SHARE

             The Company has presented earnings (loss) per share in accordance with the provisions of SFAS No. 128, Earnings Per Share ("SFAS 128"), which requires companies that have publicly held common stock or potential common stock to present both basic and diluted earnings (loss) per share (EPS) on the face of the income statement. Basic EPS is calculated as income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated as income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period plus any dilutive potential common shares, such as convertible debt or stock options. To the extent that the Company reports a loss, these dilutive potential common shares are not included in the diluted EPS calculation as they would have an anti-dilutive effect. The Company has restated its earnings (loss) per share for all periods presented to conform to the provisions of SFAS 128.

       (n)   USE OF ESTIMATES

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       (o)   RECLASSIFICATIONS

             Certain amounts in the 1997 financial statements have been reclassified to conform to classifications adopted in 1998.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                          Notes to Financial Statements

                             June 30, 1998 and 1997


(2)    INTANGIBLE ASSETS

       Intangible assets consist of the following as of June 30, 1998 and 1997 (in thousands):

                                                              1998       1997
                                                              ----       ----
            Capitalized product development costs            $1,254      1,085
            Intangible asset related to the acquisition
                of SKYPLEX rights                               200        200
                                                             ------      -----
                                                              1,454      1,285
            Less accumulated amortization                       409        148
                                                             ------      -----
                                                             $1,045      1,137
                                                             ======      =====


      Amortization expense recorded for the years ended June 30, 1998 and 1997 was approximately $261,000 and $109,000, respectively.

(3)    INVENTORIES

      Inventories consist of the following at June 30, 1998 and 1997 (in thousands):

                                                              1998       1997
                                                              ----       ----
            Raw materials                                    $ 2,149      1,853
            Work in process                                      458         --
            Finished goods                                     1,189        953
            Inventory reserve                                 (1,327)      (366)
                                                             -------      -----
                                                             $ 2,469      2,440
                                                             =======      =====




(4)    PROPERTY AND EQUIPMENT

       Property and equipment consist of the following at June 30, 1998 and 1997 (in thousands):

                                                              1998       1997
                                                              ----       ----
            Computer and test equipment                      $2,906      2,324
            Software                                            339        286
            Furniture and fixtures                              159        159
            Leasehold improvements                              228        205
                                                             ------      -----
                                                              3,632      2,974
            Less accumulated depreciation and amortization    2,746      1,788
                                                             ------      -----
                                                             $  886      1,186
                                                             ======      =====

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                          Notes to Financial Statements

                             June 30, 1998 and 1997


(5)    CONVERTIBLE DEBENTURES

       On September 25, 1997, the Company issued $4 million of 11.5% subordinated debentures due September 25, 2002. The Debenture Purchase Agreement (the "Debenture Agreement") contains numerous rights, privileges, conditions, etc., in favor of the lender, only certain of which have been included herein. Accordingly, the Debenture Agreement should be read in conjunction with this summary note. The debentures were convertible at any time by the lender into common stock of the Company at a conversion price of $10.25 per share but the conversion price was changed to $8.00 per share because the Company's common stock was trading for less than that amount on September 25, 1998. The debentures are redeemable by the Company after September 1999 provided that (a) the Company pays the lender additional interest such that the lender would receive an effective compounded 20% interest rate from inception of the loan or (b) the 20-day average bid price for the Company's stock exceeds $15.00 per share.

       The debentures may be required to be redeemed by the Company at the option of the lender at any time prior to maturity if (a) there is a change in control, as defined in the Debenture Agreement, (b) the Company's common stock is delisted from NASDAQ, or (c) the Company's common stock ceases to be publicly traded at the sum of the principal amount of the debentures tendered for redemption, plus any accrued, plus unpaid interest outstanding related to the debentures, plus 15% interest on outstanding principal and interest amounts due, plus any expenses and costs owed to the lender as set forth in the Debenture Agreement. The Debenture Agreement imposes certain covenants as defined in the Debenture Agreement. The Company was not in compliance with the debt covenants as of June 30, 1998. Effective October 14, 1998, the Company was delisted from NASDAQ. Accordingly, the debentures have been classified as a current liability in these financial statements.

(6)    LINE OF CREDIT AGREEMENT

       In April 1997, the Company executed a line of credit agreement with a financial institution whereby it could borrow the lesser of $2,500,000 or 80% of eligible receivables, as defined in the Loan and Security Agreement (the "Agreement"). In March 1998, the Agreement was amended to increase the maximum eligible borrowing to the lesser of $4,000,000 or 80% of eligible receivables plus 30% of eligible inventory, as defined, through the maturity date of April 10, 2000. In September 1998, the Company agreed to a UCC Filing whereby all assets of the Company become collateral under the Agreement. Amounts outstanding under the Agreement were $1,329,352 and $1,958,172 at June 30, 1998 and 1997, respectively.
       Borrowings accrue interest at the prime rate plus 2.25% (10.75% at June 30, 1998 and 1997) and are secured by accounts receivable, inventory, and certain other assets as defined in the Agreement. A commitment fee of .125% of the unused portion of the line of credit and a $1,000 collateral fee are payable monthly under the terms of the Agreement.

       The Agreement imposes certain covenants as defined in the Agreement with which the Company was not in compliance as of June 30, 1998. Accordingly, the outstanding balance under the Agreement has been classified as a current liability in these financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                          Notes to Financial Statements

                             June 30, 1998 and 1997


(7)    INCOME TAXES

       A reconciliation of the expected income tax benefit (at the statutory federal income tax rate of 34%) to the actual income taxes reported in the statement of operations is as follows (in thousands):

                                                               1998       1997
                                                               ----       ----
            Computed "expected" income tax benefit
                at Federal statutory rate of 34%             $(2,752)    (1,425)
            State income taxes, net of Federal benefit          (321)      (165)
            Increase in valuation allowance                    3,435      1,638
            Other, net                                           (77)       (48)
                                                             -------     ------
                                                             $   285         --
                                                             =======     ======


       The income tax effects of the temporary differences that give rise to significant portions of the Company's deferred tax assets at June 30, 1998 and 1997 are presented below (in thousands):

                                                              1998          1997
                                                              ----          ----
            Deferred tax assets:
                Allowance for doubtful accounts             $   278            86
                Inventory valuation allowance                   504           139
                Accrued warranty reserve                        235            69
                Accrued expenses not reduced
                  for tax purposes                               14            30
                Property and equipment depreciation             141            47
                Net operating loss carryforwards              5,331         2,982
                Product and development tax credit
                  carryforwards                                 441           441
                                                            -------         -----
                       Gross deferred tax asset               6,944         3,794

            Less valuation allowance                          6,944         3,509
                                                            -------         -----
                  Net deferred tax assets                   $    --           285
                                                            =======         =====

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                          Notes to Financial Statements

                             June 30, 1998 and 1997



       The valuation allowance for deferred tax assets as of June 30, 1998 and 1997 was $6,944,000 and $3,509,000, respectively. The net change in the total valuation allowance for the years ended June 30, 1998 and 1997 was an increase of approximately $3,435,000 and $1,638,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $15,000,000 prior to the expiration of the net operating loss carryforwards beginning in 2005. Taxable loss for the years ended June 30, 1998 and 1997 was approximately $(5,956,000) and $(3,680,000), respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management has established a 100% net valuation allowance.

       At June 30, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $14,000,000 which are available to offset future federal taxable income, if any, through 2005. In addition, the Company has product development tax credit carryforwards of approximately $441,000 which are available to reduce future federal regular income taxes, if any, and have expiration dates beginning in 2005.

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

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                          Notes to Financial Statements

                             June 30, 1998 and 1997



(8)    SHAREHOLDERS' EQUITY

       (a)   INITIAL PUBLIC OFFERING

             On March 4, 1996, the Company completed a public stock offering (the "Offering") of 1,220,700 units, each consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price per share of $9. Through this Offering, the Company raised approximately $6,931,000 net of expenses.

             The 1,220,700 shares of common stock included in the units were shown as outstanding shares as of June 30, 1996 for the purpose of the statement of stockholders' (deficit) equity.

       (b) CONVERSION OF SERIES A, SERIES B, AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

       (c)   SHAREHOLDER LOCK-UP AGREEMENTS

             Certain holders of the 2,700,000 shares of common stock outstanding prior to the Offering entered into agreements that they would not sell any common stock owned by them without the prior written consent of the underwriter for a period of one year from the date of the Offering, and some of these agreements were extended beyond one year. No lock-up agreements remain in effect as of June 30, 1998.

       (d)   SEPARATION OF UNITS

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

       (e)   WARRANTS

             The 1,220,700 warrants included in the units sold in the Offering were separated on February 18, 1997 as discussed in (d) above. These warrants entitle the holder to purchase one share of common stock at an exercise price of $9, and expire March 4, 2001. All 1,220,700 warrants remain outstanding and exercisable as of June 30, 1998.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                          Notes to Financial Statements

                             June 30, 1998 and 1997



             In connection with the March 1998 amendment to the line of credit agreement, the Company issued five-year warrants to the financial institution which permit them to purchase 60,000 shares of the Company's common stock at $5.50 per share. Using the Black-Scholes option pricing model, the Company has calculated the fair market value of the warrants granted to be approximately $166,000 as of the date of grant. This amount was recorded as additional paid-in capital and debt issuance costs, which will be amortized as interest expense over the remaining term of the Agreement. Total amortization expense of $20,000 was recorded to interest expense during the year ended June 30, 1998. All 60,000 warrants remain outstanding and exercisable as of June 30, 1998.

       (f)   STOCK OPTIONS

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

             As of June 30, 1998, there were no options available for grant under the 1992 Plan, and there were 47,872 options available for grant under the 1996 Plan.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                          Notes to Financial Statements

                             June 30, 1998 and 1997



             On March 4, 1996, pursuant to the Underwriter's Agreement, the Company issued options to the underwriter to purchase 107,000 units (consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $14.85). The options have an exercise price per unit of $12.375 and expire March 4, 2001. The options were assigned a fair value of $-0- when issued due to the stated exercise prices which greatly exceeded the market value at the grant date. As of June 30, 1998, 107,000 options were outstanding and exercisable.

             The Company also issues options to members of the Board of Directors as compensation for board representation and attendance. Options are issued at the fair market value at the date of grant and vest at the conclusion of each fiscal year. As of June 30, 1998, 51,388 of these options were outstanding of which 47,388 were exercisable.

             The per share weighted-average fair value of all stock options granted during the years ended June 30, 1998 and 1997 was $2.48 and $4.48 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1998 -- expected dividend yield 0%, expected volatility 50%, risk-free interest rate of 5.8%, and an expected life of 4 years; 1997 -- expected dividend yield 0%, expected volatility 45%, risk-free interest rate of 5.8%, and an expected life of 4 years.

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

                                                                                        JUNE 30,
                                                                                 ---------------------
                                                                                   1998         1997
                                                                                   ----         ----
               Net loss attributable to common
                  shareholders                            As reported            $(8,380)      (4,190)
                                                          Pro forma              $(8,850)      (4,447)

               Net loss per common share and
                  common share equivalent                 As reported            $ (2.01)       (1.05)
                                                          Pro forma              $ (2.13)       (1.11)

           Pro forma net loss reflects only options granted during the years ended June 30, 1996 through 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma loss amounts presented above because compensation cost is reflected over the options' vesting periods ranging from one to five years, and compensation cost for options granted prior to July 1, 1995 is not considered.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                          Notes to Financial Statements

                             June 30, 1998 and 1997



             The following summarizes stock option activity, excluding underwriter options, for the years ended June 30, 1998 and 1997:

                                                                       NUMBER            EXERCISE
                                                                      OF SHARES       PRICE PER SHARE
                                                                      ---------       ---------------
                Outstanding at June 30, 1996                           723,143       $  .0084 - 10.5000
                                                                                     ==================
                   Granted                                             230,000        10.2500 - 12.8750
                   Exercised                                           199,661          .0085 -  4.1875
                   Canceled or expired                                  31,261          .0670 -  4.7300
                                                                       -------       ------------------

                Outstanding at June 30, 1997                           722,221       $  .0085 - 12.8750
                                                                       =======       ==================

                   Granted                                             288,722         4.25   - 10.50
                   Exercised                                            70,317          .067  -  4.73
                   Canceled or expired                                 242,511          .067  - 12.25
                                                                       -------       ------------------
                Outstanding at June 30, 1998                           698,115          .0085 - 11.490
                                                                       =======       ==================

             At June 30, 1998, the weighted-average remaining contractual life of outstanding options, excluding underwriter options, was 7.8 years. At June 30, 1998 and 1997, the number of options exercisable was 281,267 and 221,466, respectively, and the weighted-average exercise price of those options was $3.16 and $1.22, respectively.

             During fiscal 1988, the Company lowered the exercise price of 272,015 options to $4.15, from exercise prices previously ranging from $4.25 to $12.875. These revised exercise prices were used to calculate the weighted-average exercise price of outstanding options at June 30, 1998. The impact of the stock option repricing was not material to the June 30, 1998 statement of operations.

       (g)   NOTES RECEIVABLE FROM STOCK SALES

             Notes receivable from stock sales result from the exercise of stock options for full recourse promissory notes during the years ended June 30, 1998 and 1997.

       (h)   STOCK COMPENSATION EXPENSE

             Unearned compensation expense of $269,000 was recorded as a reduction of shareholders' equity for the fiscal year ended June 30, 1996 for 62,089 options issued at an exercise price less than fair market value. Compensation expense of approximately $68,000 and $64,000 was recorded in the Statement of Operations during the years ended June 30, 1998 and 1997, respectively, for the options that vested during these years.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                          Notes to Financial Statements

                             June 30, 1998 and 1997



       (i)   EMPLOYEE STOCK PURCHASE PLAN

             Effective November 7, 1996, the Board of Directors adopted the 1996 Employee Stock Purchase Plan (the "Plan"), under which, the Company is authorized to issue up to 150,000 shares of common stock to its full-time employees. Substantially all of the Company's employees are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-year or end-of-year market price. Under the plan, the Company sold no shares to employees in 1998, and 782 shares to employees in 1997.

(9)    CONCENTRATION OF SALES AND CREDIT RISKS

       For the years ended June 30, 1998 and 1997, 48% and 45%, respectively, of the Company's revenues were derived from two customers. Additionally, the Company's accounts receivable from these two customers represented 49% and 44% of total accounts receivable at June 30, 1998 and 1997, respectively.

       For the years ended June 30, 1998 and 1997, international sales were approximately 34% and 26%, respectively, of total sales of the Company. International sales and gross profit were as follows (in thousands):

                                                              1998       1997
                                                              ----       ----
            Sales                                            $5,333      3,766
            Gross profit                                        402      1,120


(10)   COMMITMENTS AND CONTINGENCIES

       (a)   LEASES

             The Company leases a building and certain equipment under noncancelable operating lease agreements which expire at various times through 2001 and provide for minimum annual rentals as follows:

                               YEAR ENDING
                                JUNE 30,                                     (IN THOUSANDS)
                               -----------                                   --------------
                                1999                                               $216
                                2000                                                205
                                2001                                                183
                                                                                   ----
                                                                                   $604
                                                                                   ====

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                          Notes to Financial Statements

                             June 30, 1998 and 1997



             Rental expense under all lease agreements for the years ended June 30, 1998 and 1997 was approximately $406,000 and $415,000, respectively.

       (b)   401(K) PLAN

             The Company sponsors the Digital Transmission Systems, Inc. 401(k) Savings Plan (the "Plan") for the benefit of eligible employees and their beneficiaries. Employees may elect to contribute from 1% to 20% of their gross compensation to the Plan. The Plan was amended during the year ended June 30, 1997 to provide for a Company match of 25% of employee contributions up to 6% of their eligible compensation. The Company can also make an additional annual discretionary contribution that is allocated to employees based upon relative levels of compensation. The Company recorded matching expense of approximately $32,000 and $24,000 for the years ended June 30, 1998 and 1997, respectively. The Company elected to make no discretionary contributions to the Plan during the years ended June 30, 1998 and 1997.

       (c)   PRODUCT DEVELOPMENT AGREEMENTS

             During the years ended June 30, 1998 and 1997, the Company had agreements with certain outside subcontractors for the development of new product technology. The agreements defined milestones which, upon completion, called for the payment of agreed-upon fees. Portions of these payments were capitalized as product development costs, as discussed in note 1. There were no firm commitments remaining in effect as of June 30, 1998.

       (d)   LEGAL MATTERS

             IN August 1998, a vendor of the Company filed suit against the Company alleging nonpayment of account. Total demands for judgment are $550,826 in unpaid invoices, plus pre-judgment and post-judgment interest on principal amounts outstanding and court costs. The Company is disputing the validity and accuracy of the billed amounts, and believes that its obligation to the plaintiff is $200,000, which has been accrued in the financial statements as of June 30, 1998.

             The Company believes that it has meritorious defenses in the plaintiff's claims and intends to continue a vigorous defense in this matter. However, no assurance can be given as to the ultimate outcome with respect to such lawsuit and the amount, if any, which may be paid in excess of the accrual recorded at June 30, 1998.

             The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters, including the litigation discussed in the previous paragraph, will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                          Notes to Financial Statements

                             June 30, 1998 and 1997



(11)   SUBSEQUENT EVENTS

       On August 10, 1998, the Board of Directors approved a reissuance of employee options whereby all optionholders under the 1992 and 1996 Plans could forfeit their outstanding, options and receive instead new options at an exercise price of $.75, the fair market value of the Company's stock on the approval date. The reissued options vest quarterly over three years, but none can be exercised prior to February 10, 1999. 305,894 options were approved for reissue under the terms of this arrangement.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders of
Digital Transmission Systems, Inc.


We have audited the accompanying balance sheets of Digital Transmission Systems, Inc. as of June 30, 1998 and 1997, and the related statements of operations, shareholders' (deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Transmission Systems, Inc. as of June 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes 1(b), 5 and 6 to the financial statements, the Company has suffered recurring losses from operations, is in violation of its debt covenants, and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Atlanta, Georgia
October 8, 1998, except as to paragraph 2 of note 5
which is as of October 14, 1998

                                INDEX TO EXHIBITS



     EXHIBIT
     NUMBER                      DESCRIPTION
     *3.1         -           Form of Amended and Restated Certificate of Incorporation of the
                              Company.

     *3.2         -           Form of Amended and Restated Bylaws of the Company.

     *4.1         -           See Article 4 of the Company's Amended and Restated Certificate of
                              Incorporation -- located within Exhibit 3.1.

     *4.2         -           See Article 3 of the Company's Amended and Restated Bylaws located within Exhibit 3.2.

     *10.1        -           Loan Agreement, dated October 10, 1995, by and between the Company and
                              SunTrust Bank.

     *10.2        -           Lease Agreement, dated September 14, 1994, by and between the Company and
                              Advanta Leasing Corp.

     *10.3        -           The Company's 401 (K) Savings Plan.

     *10.4        -           Lease Agreement, dated January 28, 1991, by and between the Company and
                              Colonial Pacific Leasing Corporation.

     *10.5        -           Lease Agreement, dated January 4, 1994, by and between the Company and
                              Amplicon, Inc.

     *10.6        -           Form of Reseller Agreement.

     *10.7 (1)    -           Proprietary Information, Noncompetition and Inventions Agreement, dated
                              August 20, 1990, by and between the Company and Thomas C. Mock

     *10.8        -           Form of Confidentiality and Invention Assignment Agreement.

     *10.9 (1)    -           Proprietary Information, Noncompetition and Invention Agreement, dated
                              August 20, 1990, by and between the Company and James W. Chamberlin

     *10.10       -           Acquisition Agreement, dated December 1, 1995, by and between the Company and Technology Ventures International, Inc.

     *10.11       -           Lease Agreement, dated March 19, 1993, by and between New England Mutual
                              Life Insurance Company and the Company.

     *10.12       -           Manufacturing Agreement, dated May 8, 1995, by and between the Company and
                              Comptronix Corporation.

     *10.13 (1)   -           FY95 Employee Profit Sharing Plan.

     *10.14 (1)   -           FY96 Management Bonus Plan.

     *10.15 (1)   -           1992 Stock Incentive Plan.

     *10.16 (1)   -           FY96 Sales Commission Plan for Bobby Boykin.

     *10.17       -           Equipment Lease, dated December 17, 1991, by and between the Company and
                              General Electric Capital Corporation.

     *10.18 (1)   -           Form of Employment Agreement to be entered into by and between the Company and each of Mr. Salazar, Mr. Boykin and Mr. Nelson.

     *10.19 (1)   -           1996 Incentive Compensation Plan.

     *10.20       -           Form of Consent of Series C Preferred Stockholders.

     *10.21       -           Agreement, dated January 7, 1994, by and between the Company and Wiltron
                              Company.



    **10.22 (1)   -           Form of Digital Transmission Systems, Inc. Employee Stock Purchase Plan

      10.23       -           Form of Amendment to the Company's 401 (K) Savings Plan

   ***10.24       -           Form of Debenture  Agreement  between  Sirrom  Capital d/b/a Tandem  Capital and the Company

      11.1        -           Statement of computation of per share earnings (loss)

     *23.1        -           Consent of Price Waterhouse LLP

     *23.2        -           Consent of  Sutherland,  Asbill & Brennan  (included in the opinion filed as
                              Exhibit No. 5.1 to the Registration Statement.)

      27          -           Financial Data Schedule (for SEC use only)


      * Incorporated by reference to the corresponding exhibit of the Registrant's registration statement on Form SB-2 (File Number 1-14198 ).

      ** Incorporated by reference to the corresponding exhibit of the Registrant's Form 10-KSB filed 9/30/96.

      *** Incorporated by reference to the corresponding exhibit of the Registrant's Form 10-KSB filed 10/14/97.

      (1) Constitutes a management contract or compensatory plan or arrangement required to be filed.