Form 10QSB
period 1998-09-30
DIGITAL TRANSMISSION SYSTEMS INC \DE\
filed 1998-11-16
CIK 1005179

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

                For the Quarterly Period Ended September 30, 1998

              { } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period From ____to____

                              --------------------

                         Commission File Number 1-14198

                       DIGITAL TRANSMISSION SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                     58-2037949
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                      Identification No.)

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

The number of shares outstanding of the registrant's common stock as of September 30, 1998 was 4,196,154.

Transitional Small Business Disclosure Format (check one): Yes { } No {x}

================================================================================

                        DIGITAL TRANSMISSION SYSTEMS INC.
                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

                                                                                 PAGE
PART I.        FINANCIAL INFORMATION                                            NUMBER
                                                                                ------
Item 1.        Financial Statements:

               Condensed Consolidated Balance Sheets at September 30,
               1998 (Unaudited) and June 30, 1998                                  3

               Condensed Consolidated Statements of Operations for the
               Three Months ended September 30, 1998 and 1997 (Unaudited)          4

               Condensed Consolidated Statements of Cash Flows for the
               Three Months Ended September 30, 1998 and 1997 (Unaudited)          5

               Notes to Interim Condensed Consolidated Financial
               Statements (Unaudited)                                              6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                       7

PART II.       OTHER INFORMATION

Items 1 - 5.   Not applicable

Item 6.        Exhibits and Reports on Form 8-K                                   11

               Signatures                                                         12

Exhibit 27.0   Financial Data Schedule  (SEC use only)                            13

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                                                                        September 30,
                                                                            1998        June 30, 1998
                                                                         (Unaudited)
                                                                        -------------   -------------
                                     ASSETS

Current assets:

Cash and cash equivalents                                                 $    181         $     91
Trade accounts receivable, net of allowances for
  returns and doubtful accounts of $757 and $733 at
  September 30 and June 30, 1998, respectively                               1,574            2,283
Inventories                                                                  2,153            2,469
Prepaid expenses                                                                80              105

                                                                          --------         --------
   Total current assets                                                      3,988            4,948
                                                                          --------         --------

Property and equipment, net of accumulated
  depreciation and amortization                                                803              886
Intangible assets, net                                                         955            1,045
Other assets                                                                   310              329
                                                                          --------         --------
   Total assets                                                           $  6,056         $  7,208
                                                                          ========         ========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Line of credit                                                            $  1,031         $  1,329
Accounts payable and accrued liabilities                                     4,911            4,581
Accrued payroll and benefits                                                   124              248
Convertible debentures                                                       4,000            4,000
Warranty reserve                                                               613              618
                                                                          --------         --------
   Total current liabilities                                                10,679           10,776
                                                                          --------         --------
Shareholders' deficit:
Preferred stock; 3,000,000 shares authorized; -0- issued                        --               --

Common stock -- $.01 par value; 15,000,000 shares authorized;
   4,191,460 issued and outstanding at September 30 and
   June 30, 1998, respectively                                                  42               42
Additional paid-in capital                                                  11,462           11,462
Deferred compensation                                                          (40)             (56)
Notes receivable from stock sales                                              (63)             (63)
Accumulated deficit                                                        (16,030)         (14,953)
                                                                          --------         --------
   Total shareholders' deficit                                              (4,626)          (3,568)
Commitments and contingencies
                                                                          --------         --------
   Total liabilities and shareholders' deficit                            $  6,056         $  7,208
                                                                          ========         ========


See accompanying notes to condensed consolidated financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                           THREE MONTHS ENDED SEPTEMBER 30
                                                           -------------------------------
                                                                 1998            1997
                                                              Unaudited       Unaudited
                                                              ---------       ---------
Net sales                                                      $ 1,519         $ 2,203
Cost of sales                                                    1,073           1,789

                                                               -------         -------
   Gross profit                                                    446             414
                                                               -------         -------

Selling, general and administrative                                835           1,331

Product development                                                503             519

                                                               -------         -------
   Total operating expenses                                      1,338           1,850
                                                               -------         -------

   Operating loss                                                 (892)         (1,436)

Interest expense, net                                             (185)            (55)

                                                               -------         -------
Loss before income tax expense                                  (1,077)         (1,491)

Income tax benefit (expense)                                        --              --

                                                               -------         -------
Net loss                                                       $(1,077)        $(1,491)
                                                               =======         =======

Net loss per share - basic and diluted                         $ (0.26)        $ (0.36)
                                                               =======         =======


Weighted average shares outstanding - basic and diluted          4,160           4,127
                                                               =======         =======

See accompanying notes to condensed consolidated financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         THREE MONTHS ENDED SEPTEMBER 30
                                                                         -------------------------------
                                                                              1998              1997
                                                                           Unaudited         Unaudited
                                                                         -------------     -------------
Cash flows from operating activities:
  Net loss                                                                  $(1,077)          $(1,491)
  Adjustments to reconcile net loss
   to net cash used in (provided by) operating activities:
     Depreciation and amortization                                              220               353
     Amortization of deferred compensation expense                               16                16
  Changes in assets and liabilities:
     Trade and other accounts receivable                                        709             1,439
     Inventories                                                                316              (633)
     Prepaid expenses and other assets                                           44               (68)
     Accounts payable and other accrued expenses                                212            (1,682)
     Warranty accrual                                                            (5)               54

                                                                            -------           -------
Net cash provided by (used in) operating activities                             435            (2,012)
                                                                            -------           -------

Cash flows from investing activities:
  Purchases of property and equipment                                           (22)             (160)
  Additions to capitalized product development costs                            (25)             (145)

                                                                            -------           -------
Net cash used in investing activities                                           (47)             (305)
                                                                            -------           -------

Cash flows from financing activities:
  Net payments under line of credit agreement                                  (298)           (1,035)
  Proceeds from sale of convertible debentures                                   --             4,000
  Proceeds from exercise of stock options                                        --                15

                                                                            -------           -------
Net cash (used in) provided by financing activities                            (298)            2,980
                                                                            -------           -------

Net increase in cash and cash equivalents                                        90               663
Cash and cash equivalents at beginning of period                                 91               712

                                                                            -------           -------
Cash and cash equivalents at end of period                                  $   181           $ 1,375
                                                                            =======           =======

Supplemental disclosure of cash paid for income taxes and interest
    Cash paid for income taxes                                                   --                --
                                                                            -------           -------
    Cash paid for interest                                                  $    43           $    39
                                                                            -------           -------

See accompanying notes to condensed consolidated financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 (UNAUDITED)

1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses in recent periods and is in violation of its debt covenants. The Company has a net capital deficit of $4,626,000 as of September 30, 1998. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company was not in compliance with the covenants of its line of credit and convertible debenture agreements at September 30, 1998. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. The Company is actively pursuing additional equity financing through discussions with potential investors, and is also pursuing potential merger or acquisition candidates and seeking to divest a division.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 1998.

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

3. LEGAL MATTERS

In August 1998, a vendor of the Company filed suit against the Company alleging nonpayment of account. Total demands for judgment are $550,826 in unpaid invoices, plus pre-judgment and post-judgment interest on principal amounts outstanding and court costs. The Company is disputing the validity and accuracy of the billed amounts, and believes that its obligation to the plaintiff is $200,000, which has been accrued in the condensed consolidated financial statements as of September 30, 1998.

The Company believes that it has meritorious defenses in the plaintiff's claims and intends to continue a vigorous defense in this matter. However, no assurance can be given as to the ultimate outcome with respect to such lawsuit and the amount, if any, which may be paid in excess of the accrual recorded at September 30, 1998.

The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Digital Transmission Systems, Inc., a Delaware corporation ("DTS" or the "Company"), designs, manufactures, and markets a broad range of products for the telecommunications industry. The Company's primary customers are domestic wireless service providers, including those offering cellular telephone services and Personal Communications Services ("PCS") and domestic and international resellers who sell to and service end users with telecom equipment. Customers include Nextel, 360(Degree) Communications, AirTouch, GTE Mobilnet, Digitel in Brazil and Skywater in China.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

The following table sets forth certain financial data derived from the Company's statement of operations for the three months ended September 30, 1998 and September 30, 1997.

                                              THREE MONTHS ENDED      THREE MONTHS ENDED
                                              SEPTEMBER 30, 1998      SEPTEMBER 30, 1997
                                              ------------------      ------------------
                                                           % OF                    % OF
                                                 $         SALES         $         SALES
                                              --------     -----      --------     -----
  Net sales                                   $ 1,519       100       $ 2,203       100
  Gross profit                                    446        29           414        19
  Product development                             503        33           519        24
  Selling, general and administrative             835        55         1,331        60
  Net income (loss)                            (1,077)      (71)       (1,491)      (68)

NET SALES. Net sales decreased by 31%, to $1,519,000 for the three months ended September 30, 1998 from $2,203,000 for the three months ended September 30, 1997. The sales mix, and the corresponding percentage of total sales of the Company's products, is set forth in the chart below:


                                                      PERCENTAGE OF
                                                           TOTAL
                          THREE MONTHS ENDED        THREE MONTHS ENDED
                             SEPTEMBER 30,             SEPTEMBER 30,
                          ------------------        ------------------
                           1998       1997           1998        1997
                          ------     ------         ------      ------
  Flex T1/E1                969        867             64          39
  SKYPLEX                   527      1,281             35          58
  DIV modem                  --          1             --           1
  Other products             23         54              1           2
                          -----      -----            ---         ---
         Totals           1,519      2,203            100         100
                          =====      =====            ===         ===


For the three months ended September 30, 1998, revenues from the Company's FlexT1/E1 product line increased 12% from $867,000 for the three months ended September 30, 1997 to $969,000 for the three months ended September 30, 1998. Contributing to this increase were sales of the Company's new product, microFlex, which accounted for approximately $349,000 of revenue for the three month period ended September 30, 1998. Revenues from sales of the Company's SKYPLEX product decreased 59% to $527,000 for the three months ended September 30, 1998 from $1,281,000 for the three months ended September 30, 1997 reflecting an overall decrease in sales to markets in Asia and Latin America and continued product quality problems associated with the Company's international radio products.

The Company does not anticipate a strong revenue upswing in the second quarter of fiscal 1999. The Company expects sales for the 2nd quarter of fiscal 1999 to be less than sales for the 2nd quarter of fiscal 1998 and the Company expects sales for fiscal 1999 to be less than 1998.

GROSS PROFIT. Cost of sales consists of component costs, compensation costs and the overhead costs related to the production and shipping of the Company's products, along with the support and warranty expense associated with such products. Gross profit increased 8% to $446,000 for the three month period ended September 30, 1998 from $414,000 for the three month period ended September 30, 1997. As a percentage of sales, gross profit increased to 29% for the three months ended September 30, 1998 from 19% for the three months ended September 30, 1997. This increase is a result of the 12% increase in sales of the Company's higher margin products in the FlexT1/E1 product line experienced during the first quarter of fiscal 1999. Additionally, sales of the Company's SKYPLEX product, a lower margin product, represented approximately 58% of the Company's total sales for the three month period ended September 30, 1997 as compared to a reduced level of 35% for the same period ended September 30, 1998. Further contributing to the overall increase in gross profit for the three month period ended September 30, 1998 is a reduction in the Company's overhead costs as a result of specific cost reduction plans that were instituted by management during late fourth quarter of fiscal 1998 and the first quarter of fiscal 1999.

PRODUCT DEVELOPMENT. Product development expense consists of personnel costs, consulting, prototyping, supplies and depreciation expenses. Product development expenses decreased 3%, to $503,000 for the three months ended September 30, 1998 from $519,000 for the three months ended September 30, 1997. The decrease in product development expense for the three month period ended September 30, 1998 is primarily due to reduced spending on new development projects. Approximately $25,000 of development costs related to new projects were capitalized for the three month period ended September 30, 1998 as compared to $145,000 for the three month period ended September 30, 1997. As a percentage of sales, product development costs were 33% for the three months ended September 30, 1998 and 24% for the three months ended September 30, 1997.

SELLING, GENERAL AND ADMINISTRATIVE. Selling expense consists primarily of compensation costs for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of occupancy costs and compensation expenses for administrative and finance personnel, as well as accounting, legal and consulting fees. Selling, general and administrative expense decreased by 37%, to $835,000 for the three months ended September 30, 1998 from $1,331,000 for the three months ended September 30, 1997. Total selling, general and administrative costs were 55% of total sales for the three months ended September 30, 1998 as compared to 60% of sales for the three months ended September 30, 1997. The overall decrease in selling, general and administrative expenses is primarily due to the Company's reduction in personnel compensation and other administrative costs due to several cost reduction plans instituted by management during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999. As of September 30, 1998 the Company had approximately 37 full-time employees reflecting a decrease in overall headcount of 22, from 59 full-time employees as of September 30, 1997. Selling expense decreased by 51%, to $349,000 for the three months ended September 30, 1998 from $711,000 for the three months ended September 30, 1997. This decrease was due to lower sales personnel compensation costs and sales commission costs associated with the decreased sales level for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Marketing expenditures decreased by 38% from $258,000 to $161,000 due to reduced advertising efforts and a reduction in tradeshow participation during the three month period ended September 30, 1998. General and administrative expenses decreased by 10%, to $325,000 for the three months ended September 30, 1998 from $362,000 for the three months ended September 30, 1997. This decrease is primarily a result of the overall decrease in headcount at September 30, 1998 as compared to September 30, 1997.

NET LOSS. The net loss decreased to $1,077,000 for the three months ended September 30, 1998 from $1,491,000 for the three months ended September 30, 1997. This decrease was the result of the increase in revenues from the Company's high margin FlexT1/E1 product line, an overall increase in product margin of 17% and the decrease in selling, general and administrative expenses as a result of an overall reduction in operating expenses. The Company will incur a loss in the second quarter of fiscal 1999 and a loss is anticipated for fiscal 1999.


LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses in recent periods and is in violation of its debt covenants. The Company has a net capital deficit of $4,626,000 as of September 30, 1998. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company was not in compliance with the covenants of its line of credit and convertible debenture agreements at September 30, 1998. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. The Company is actively pursuing additional equity financing through discussions with potential investors, and is also pursuing potential merger or acquisition candidates and seeking to divest a division.

On October 14, 1998, NASDAQ delisted the Company because the Company did not meet its listing requirements. The Company's securities are currently traded on the OTC Bulletin Board.

On April 10, 1997, the Company established a bank line of credit agreement with Silicon Valley Bank which makes available $2,500,000 in borrowings with availability based on the Company's accounts receivable. The loan was amended on March 18, 1998 to increase the maximum eligible borrowing to the lesser of $4,000,000 or 80% eligible receivables plus 30% of eligible inventory, as defined, through the maturity date of April 10, 2000. The loan is secured by the Company's assets and bears interest at the rate of prime plus 2.25% (10.75% at September 30, 1998). In September 1998, the Company agreed to a UCC filing whereby all assets of the Company become collateral under the Agreement. The loan requires a monthly monitoring fee of $1,000 and a commitment fee of 0.125% due monthly on the unused portion of the facility. The agreement term is two years with an automatic renewal each year unless written notice of termination is given by one of the parties. Further, a net worth covenant was amended subsequent to that date requiring the Company to have a net worth of $1,000,000. The Company issued 60,000 two year warrants to Silicon Valley Bank at a strike price of $5.25 each as consideration for the amended agreement. The Agreement imposes certain covenants as defined in the Agreement with which the Company was not in compliance as of September 30, 1998. The Company is attempting to obtain waivers of certain financial covenants so that the Company's ability to borrow additional funds under the Agreement is not hindered.

During fiscal 1998, the Company issued $4 million of 11.5% subordinated debentures to Tandem Capital of Nashville, Tennessee. The debentures were issued on September 25, 1997 with a contractural due date of September 25, 2002. The Debenture Purchase Agreement contains numerous rights, privileges, and conditions in favor of the lender, only certain of which have been included herein. The debentures are convertible at any time by the lender into common stock of the Company at a conversion price of $10.25 per share, subject to adjustment in certain events. The conversion price changes to $8.00 per share if the Company's common stock is trading for less than that amount on September 25, 1998. The debentures are redeemable by the Company after September 1999 provided that (a) the Company pays the lender additional interest such that the lender would receive an effective compounded 20% interest rate from inception of the loan or (b) the 20-day average bid price for the Company's stock exceeds $15.00 per share.

The debentures may be required to be redeemed by the Company at the option of the lender at any time prior to maturity if (a) there is a change in control, as defined in the Debenture Agreement, (b) the Company's common stock is delisted from NASDAQ, or (c) the Company's common stock ceases to be publicly traded at the sum of the principal amount of the debentures tendered for redemption, plus any accrued and/or unpaid interest outstanding related to the debentures, plus 15% interest on outstanding principal and interest amounts due, plus any expense or costs owed to the lender as set forth in the Debenture Agreement. The Company was not in compliance with the debt covenants nor the NASDAQ listing criteria as of September 30, 1998 and has been delisted as of October 14, 1998. Accordingly, the debentures have been listed as a current liability in the accompanying condensed consolidated financial statements.

At September 30, 1998, the Company had approximately $181,000 in cash and cash equivalents. For the three months ended September 30, 1998, $435,000 was provided by operating activities as compared to cash used by operating activities of $2,012,000 for the same period the previous year. The net loss for the three month period ended September 30, 1998 of $1,077,000 includes non-cash depreciation and amortization charges of $236,000. Cash was provided for operations primarily through a decrease in accounts receivable of $709,000, a decrease in inventory of $316,000 and an increase in accounts payable and accrued expenses of $212,000.

The Company purchased $22,000 and $160,000 of property, plant and equipment during the three months ended September 30, 1998 and 1997, respectively. In addition, the Company capitalized certain product development expenses paid to outside contractors. During the three months ended September 30, 1998, the Company capitalized $25,000 of such costs as compared to capitalized costs of $145,000 for the three months ended September 30, 1997.

Net cash used in financing activities for the three month period ended September 30, 1998 was $298,000 reflecting net payments under the Company's line of credit facility.


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

Most of the desktop computing systems used at the Company were manufactured after 1995. They use operating system and document preparation software from Microsoft Corporation. These systems are generally compliant with the Year 2000 requirements. The Company does operate older PC's in its manufacturing and engineering organizations, but they are not used in time or date critical operations.

The Company's products are designed to be Year 2000 compliant.

The Company has a number of material relationships with third parties and is aware of the risks involved and is currently analyzing the potential impact on future operations. The Company is, however, aware of the risk that third parties, including vendors and customers of the Company, will not adequately address the Year 2000 problem and the resultant potential adverse impact on the Company.

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

                           PART II. OTHER INFORMATION


ITEMS 1, 2, 4 AND 5 ARE NOT APPLICABLE.

ITEM 3(A) - DEFAULT UPON SENIOR SECURITIES

The Company was in default of certain financial covenants with respect to its senior indebtedness to Silicon Valley Bank and Tandem Capital as of September 30, 1998. The Company is specifically in default of minimum tangible net worth covenants and required NASDAQ listing covenants as of September 30, 1998. Accordingly, all such senior indebtedness has been listed as a current liability in the accompanying condensed consolidated financial statements. Total amounts due under each agreement at September 30, 1998 were $4,158,333 and $1,030,000 payable to Tandem Capital and Silicon Valley Bank, respectively. The indebtedness includes recognition of liability for all unpaid and accrued interest amounts payable under the aforementioned agreements as of September 30, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         Exhibit
         Number            Description of Exhibits
         ------            -----------------------
          27.0             Financial Data Schedule (for SEC use only)


(B)      REPORTS ON FORM 8-K

The registrant did not file any reports on Form 8-K during the three months ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Digital Transmission Systems, Inc.



Date: November 13, 1998             By: /s/ Andres C. Salazar
                                       ----------------------
                                        Andres C. Salazar, President and
                                       Chief Executive Officer


Date: November 13, 1998             By: /s/ Clive N. W. Marsh
                                       ----------------------
                                       Clive N. W. Marsh, Controller
                                      (Principal Accounting Officer)