Form 10QSB
period 1998-12-31
DIGITAL TRANSMISSION SYSTEMS INC \DE\
filed 1999-02-16
CIK 1005179

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

                For the Quarterly Period Ended December 31, 1998

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {x} No { }

The number of shares outstanding of the registrant's common stock as of December 31, 1998 was 4,196,154.

Transitional Small Business Disclosure Format (check one):   Yes { }   No {x}
===============================================================================

                        DIGITAL TRANSMISSION SYSTEMS INC.
                                   FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 1998

                                      INDEX


PART I.         FINANCIAL INFORMATION                                                 PAGE
Item 1.         Financial Statements:

                Condensed Consolidated Balance Sheets at December 31, 1998
                  (Unaudited) and June 30, 1998                                        3

                Condensed Consolidated Statements of Operations for the Three
                  Months ended December 31, 1998 and 1997 (Unaudited)                  4

                Condensed Consolidated Statements of Operations for the Six
                  Months ended December 31, 1998 and 1997 (Unaudited)                  5

                Condensed Consolidated Statements of Cash Flows for the Six
                  Months Ended December 31, 1998 and 1997 (Unaudited)                  6

                Notes to Interim Condensed Consolidated  Financial Statements
                  (Unaudited)                                                          7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations                          9

PART II.        OTHER INFORMATION

Items 1, 2, 4 & 5     Not applicable                                                  17

Item 3a               Default upon Senior Securities                                  17

Item 6.               Exhibits and Reports on Form 8-K                                17

                      Signatures                                                      18


Exhibit 27.0    Financial Data Schedule  (SEC use only)                               19

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                                                                            December 31,
                                                                                1998      June 30, 1998
                                                                            (Unaudited)
                                                                            ------------- -------------
                                              ASSETS
Current assets:
Cash and cash equivalents                                                    $     55       $     91
Trade accounts receivable, net of allowances for
  returns and doubtful accounts of $757 at
  December 31 and June 30, 1998, respectively                                   1,518          2,283
Inventories                                                                     1,780          2,469
Prepaid expenses                                                                  202            105

                                                                             --------       --------
   Total current assets                                                         3,555          4,948
                                                                             --------       --------

Property and equipment, net of accumulated
  depreciation and amortization                                                   731            886
Intangible assets, net                                                            902          1,045
Other assets                                                                      280            329
                                                                             --------       --------
   Total assets                                                              $  5,468       $  7,208
                                                                             ========       ========

                           LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Line of credit                                                               $  1,083       $  1,329
Accounts payable and accrued liabilities                                        5,150          4,581
Accrued payroll and benefits                                                      154            248
Convertible debentures                                                          4,000          4,000
Warranty reserve                                                                  605            618

                                                                             --------       --------
   Total current liabilities                                                   10,992         10,776
                                                                             --------       --------

Shareholders' deficit:
Preferred stock; 3,000,000 shares authorized; -0-                                  --             --
issued

Common stock -- $.01 par value; 15,000,000 shares authorized; 4,191,460 issued and outstanding at December 31 and
   June 30, 1998, respectively                                                     42             42
Additional paid-in capital                                                     11,462         11,462
Deferred compensation                                                             (24)           (56)
Notes receivable from stock sales                                                 (63)           (63)
Accumulated deficit                                                           (16,941)       (14,953)
                                                                             --------       --------
   Total shareholders' deficit                                                 (5,524)        (3,568)
Commitments and contingencies
                                                                             --------       --------
   Total liabilities and shareholders' deficit                               $  5,468       $  7,208
                                                                             ========       ========

See accompanying notes to condensed consolidated financial statements

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                         THREE MONTHS ENDED DECEMBER 31
                                                         ------------------------------
                                                              1998           1997
                                                            Unaudited     Unaudited
                                                            ---------     ---------


Net sales                                                    $ 1,405       $ 4,373
Cost of sales                                                  1,000         3,099

                                                             -------       -------
   Gross profit                                                  405         1,274
                                                             -------       -------

Selling, general and administrative                              748         1,591

Product development                                              419           497


                                                             -------       -------
   Total operating expenses                                    1,167         2,088
                                                             -------       -------

   Operating loss                                               (762)         (814)

Interest expense, net                                           (149)         (152)

                                                             -------       -------
Loss before income tax expense                                  (911)         (966)

Income tax benefit (expense)
                                                             -------       -------


                                                             -------       -------
Net loss                                                     ($  911)      ($  966)
                                                             =======       =======

Net loss per share - basic and diluted                       $ (0.22)      $ (0.23)
                                                             =======       =======


Weighted average shares outstanding - basic and diluted        4,178         4,135
                                                             =======       =======

See accompanying notes to condensed consolidated financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                         SIX MONTHS ENDED DECEMBER 31
                                                         ----------------------------
                                                               1998         1997
                                                            Unaudited     Unaudited
                                                            ---------     ---------


Net sales                                                    $ 2,924       $ 6,576
Cost of sales                                                  2,073         4,888

                                                             -------       -------
   Gross profit                                                  851         1,688
                                                             -------       -------

Selling, general and administrative                            1,583         2,922

Product development                                              922         1,016

                                                             -------       -------
   Total operating expenses                                    2,505         3,938
                                                             -------       -------

   Operating loss                                             (1,654)       (2,205)

Interest expense, net                                           (334)         (207)
                                                             -------       -------
Loss before income tax expense                                (1,988)       (2,457)

Income tax benefit (expense)                                      --            --

                                                             =======       =======
Net loss                                                     ($1,988)      ($2,457)
                                                             =======       =======

Net loss per share - basic and diluted                       $ (0.48)      $ (0.59)
                                                             =======       =======


Weighted average shares outstanding - basic and diluted        4,178         4,131
                                                             =======       =======

See accompanying notes to condensed consolidated financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     SIX MONTHS ENDED DECEMBER 31
                                                                     ----------------------------
                                                                          1998          1997
                                                                       Unaudited      Unaudited
                                                                       ---------      ---------
Cash flows from operating activities:
  Net loss                                                              ($1,988)      ($2,457)
  Adjustments to reconcile net loss
   to net cash used in (provided by) operating
    activities:
     Depreciation and amortization                                          438           721
     Amortization of deferred compensation expense                           32            36
  Changes in assets and liabilities:
     Trade and other accounts receivable                                    765        (1,388)
     Inventories                                                            689        (1,018)
     Prepaid expenses and other assets                                      (48)         (138)
     Accounts payable and other accrued expenses                            475           465
     Warranty accrual                                                       (13)           60

                                                                        -------       -------
Net cash provided by (used in) operating activities                         350        (3,719)
                                                                        -------       -------

Cash flows from investing activities:
  Purchases of property and equipment                                       (46)         (415)
  Additions to capitalized product development costs                        (94)         (294)

                                                                        -------       -------
Net cash used in investing activities                                      (140)         (709)
                                                                        -------       -------

Cash flows from financing activities:
  Net borrowings under line of credit agreement                            (246)          168
  Proceeds from sale of convertible debentures                               --         4,000
  Proceeds from exercise of stock options                                    --            16

                                                                        -------       -------
Net cash (used in) provided by financing activities                        (246)        4,184
                                                                        -------       -------

Net increase in cash and cash equivalents                                   (36)         (244)
Cash and cash equivalents at beginning of period                             91           712

                                                                        -------       -------
Cash and cash equivalents at end of period                              $    55       $   468
                                                                        =======       =======

Supplemental disclosure of cash paid for income taxes and interest
    Cash paid for income taxes                                               --            --
                                                                        -------       -------
    Cash paid for interest                                              $    83       $   154
                                                                        -------       -------

See accompanying notes to condensed consolidated financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 (UNAUDITED)

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses in recent periods and is in violation of its debt covenants. The Company has a net capital deficit of $5,524,000 as of December 31, 1998. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company was not in compliance with the covenants of its line of credit and convertible debenture agreements at December 31, 1998. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. The Company is actively pursuing additional equity financing through discussions with potential investors, and is also pursuing potential merger or acquisition candidates. Furthermore, the Company is in the process of selling its wholly-owned international subsidiary, SouthTech, Inc. and expects to recognize a gain on the transaction once finalized.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 1998.

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

3.       LEGAL MATTERS

In August 1998, a vendor of the Company filed suit against the Company alleging nonpayment of account. Total demands for judgment are $428,492 in unpaid invoices, plus pre-judgment and post-judgment interest on principal amounts outstanding and court costs. The Company is disputing the validity and accuracy of the billed amounts, and believes that billed and unpaid invoices are no more than $200,000, which has been accrued in the condensed consolidated financial statements as of December 31, 1998.

The Company has asserted a counterclaim, believes that it has meritorious defenses to the plaintiff's claims, and intends to continue a vigorous defense in this matter. However, no assurance can be given as to the ultimate outcome with respect to such lawsuit and the amount, if any, which may be paid in excess of the accrual recorded at December 31, 1998.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

The following table sets forth certain financial data derived from the Company's statement of operations for the three months ended December 31, 1998 and December 31, 1997.


                                          THREE MONTHS ENDED      THREE MONTHS ENDED
                                          DECEMBER 31, 1998       DECEMBER 31, 1997
                                          ------------------      ------------------

                                            $       % OF SALES      $      % OF SALES
                                          -------------------------------------------

Net Sales                                 1,405        100        4,373        100
Gross Profit                                405         29        1,274         29
Product development                         419         30          497         11
Selling, general and administrative         748         53        1,591         36
Net income (loss)                          (911)       (65)        (966)       (22)

NET SALES. Net sales decreased by 68%, to $1,405,000 for the three months ended December 31, 1998 from $4,373,000 for the three months ended December 31, 1997. The sales mix, and the corresponding percentage of total sales of the Company's products, is set forth in the chart below:

                                            PERCENTAGE OF
                                                TOTAL
                   THREE MONTHS ENDED     THREE MONTHS ENDED
                       DECEMBER 31,          DECEMBER 31,
                       ------------          ------------

                     1998        1997       1998     1997
                    ----------------------------------------

Flex T1/E1          $  843      $2,717       60       62
SKYPLEX                489       1,533       35       35
Other products          73         123        5        3
                    ------      ------      ---      ---
Totals              $1,405      $4,373      100      100
                    ======      ======      ===      ===




For the three months ended December 31, 1998, revenues from the Company's FlexT1/E1 product line decreased 69% from $2,717,000 for the three months ended December 31, 1997 to $843,000 for the three months ended December 31, 1998. The decrease is attributable to a reduction in shipments to customers due to working capital restraints. Revenues from sales of the Company's SKYPLEX product decreased 68% to $489,000 for the three months ended December 31, 1998 from $1,533,000 for the three months ended December 31, 1997 reflecting an overall decrease in sales to markets in Asia and Latin America and continued product quality problems associated with the Company's international radio products.

The Company expects sales for the 3rd quarter of fiscal 1999 to be less than sales for the 3rd quarter of fiscal 1998 and the Company expects sales for fiscal 1999 to be less than 1998.

GROSS PROFIT. Cost of sales consists of component costs, compensation costs and the overhead costs related to the production and shipping of the Company's products, along with the support and warranty expense associated with such products. Gross profit decreased 68% from $1,274,000 for the three month period ended December 31, 1997 to $405,000 for the three month period ended December 31, 1998 primarily due to the accompanying decrease in sales noted for the same period. As a percentage of sales, gross profit remained consistent at 29% of sales for both the three months ended December 31, 1998 and December 31, 1997.

PRODUCT DEVELOPMENT. Product development expense consists of personnel costs, consulting, supplies and prototyping expenses. Product development expenses decreased 16%, to $419,000 for the three months ended December 31, 1998 from $497,000 for the three months ended December 31, 1997. The decrease in product development expense for the three month period ended December 31, 1998 is primarily due to reduced spending on new development projects. Approximately $60,000 of development costs related to new projects were capitalized for the three month period ended December 31, 1998 as compared to $149,000 for the three month period ended December 31, 1997. As a percentage of sales, product development costs were 30% for the three months ended December 31, 1998 and 11% for the three months ended December 31, 1997.

SELLING, GENERAL AND ADMINISTRATIVE. Selling expense consists primarily of compensation costs for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of occupancy costs and compensation expenses for administrative and finance personnel, as well as accounting, legal and consulting fees. Selling, general and administrative expense decreased by 53%, to $748,000 for the three months ended December 31, 1998 from $1,591,000 for the three months ended December 31, 1997. Total selling, general and administrative costs were 53% of total sales for the three months ended December 31, 1998 as compared to 36% of sales for the three months ended December 31, 1997. The overall decrease in selling, general and administrative expenses is primarily due to the Company's reduction in personnel compensation and other administrative costs due to several cost reduction plans instituted by management during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999. As of December 31, 1998 the Company had approximately 38 full-time employees reflecting a decrease in overall headcount of 21, from 59 full-time employees as of December 31, 1997. Selling expense decreased by 66%, to $285,000 for the three months ended December 31, 1998 from $847,000 for the three months ended December 31, 1997. This decrease was due to lower sales personnel compensation costs and sales commission costs associated with the decreased sales level for the three months ended December 31, 1998 as compared to the three months ended December 31, 1997. Marketing expenditures decreased by 65% from $293,000 to $104,000 due to reduced advertising efforts and a reduction in tradeshow participation during the three month period ended December 31, 1998. General and administrative expenses decreased by 21%, to $358,000 for the three months ended December 31, 1998 from $451,000 for the three months ended December 31, 1997. This decrease is primarily a result of the overall decrease in headcount at December 31, 1998 as compared to December 31, 1997.

NET LOSS. The net loss decreased to $911,000 for the three months ended December 31, 1998, from $966,000 for the three months ended December 31, 1997. This decrease was primarily the result of the decrease in selling, general and administrative expenses as a result of an overall reduction in operating expenses. Furthermore, the Company expects to incur a loss for the 12 months ended June 30, 1999.

SIX MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

The following table sets forth certain financial data derived from the Company's statement of operations for the six months ended December 31, 1998 and December 31, 1997.


                                           SIX MONTHS ENDED        SIX MONTHS ENDED
                                           DECEMBER 31, 1998       DECEMBER 31, 1997
                                           -----------------       -----------------

                                            $      % OF SALES       $      % OF SALES
                                         --------------------------------------------

Net Sales                                 2,924        100        6,576        100
Gross Profit                                851         29        1,688         26
Product development                         922         32        1,016         15
Selling, general and administrative       1,583         54        2,922         44
Net income (loss)                        (1,988)       (68)      (2,457)       (37)




NET SALES. Net sales decreased by 55%, to $2,924,000 for the six months ended December 31, 1998 from $6,576,000 for the six months ended December 31, 1997. The sales mix, and the corresponding percentage of total sales of the Company's products, is set forth in the chart below:

                                                   PERCENTAGE OF
                                                       TOTAL
                      SIX MONTHS ENDED            SIX MONTHS ENDED
                        DECEMBER 31,                DECEMBER 31,
                        ------------                ------------

                     1998        1997          1998             1997
                    ------------------------------------------------

Flex T1/E1          $1,812      $3,585           62              54
SKYPLEX              1,016       2,814           35              43
Other products          96         177            3               3
                    ------      ------          ---             ---

Totals              $2,924      $6,576          100             100
                    ======      ======          ===             ===

For the six months ended December 31, 1998, revenues from the Company's FlexT1/E1 product line decreased 49% from $3,585,000 for the six months ended December 31, 1997 to $1,812,000 for the six months ended December 31, 1998. The decrease is primarily attributable to reduced shipments to customers due to working capital constraints. Revenues from sales of the Company's SKYPLEX product decreased 64% to $1,016,000 for the six months ended December 31, 1998 from $2,814,000 for the six months ended December 31, 1997 reflecting an overall decrease in sales to markets in Asia and Latin America and continued product quality problems associated with the Company's international radio products.

The Company expects sales for the 3rd quarter of fiscal 1999 to be less than sales for the 3rd quarter of fiscal 1998 and the Company expects sales for fiscal 1999 to be less than 1998. Additionally, the Company expects sales for the 9 month period ended March 31, 1999 to be less than sales for the nine month period ended March 31, 1998.

GROSS PROFIT. Cost of sales consists of component costs, compensation costs and the overhead costs related to the production and shipping of the Company's products, along with the support and warranty expense associated with such products. Gross profit decreased 50% from $1,688,000 for the six month period ended December 31, 1997 to $851,000 for the six month period ended December 31, 1998 primarily due to the accompanying decrease in sales noted for the same period. As a percentage of sales, gross profit increased from 26% of sales for the six months ended December 31, 1997 to 29% of sales for the six months ended December 31, 1998. The increase is primarily attributable to a reduction in the Company's overhead costs as a result of specific cost reduction plans that were instituted by management during late fourth quarter of fiscal 1998 and the first quarter of fiscal 1999.

PRODUCT DEVELOPMENT. Product development expense consists of personnel costs, consulting, supplies and prototyping expenses. Product development expenses decreased 9%, to $922,000 for the six months ended December 31, 1998 from $1,016,000 for the six months ended December 31, 1997. The decrease in product development expense for the six month period ended December 31, 1998 is primarily due to reduced spending on new development projects. Approximately $94,000 of development costs related to new projects were capitalized for the six month period ended December 31, 1998 as compared to $294,000 for the six month period ended December 31, 1997. As a percentage of sales, product development costs were 32% for the six months ended December 31, 1998 and 15% for the six months ended December 31, 1997.

SELLING, GENERAL AND ADMINISTRATIVE. Selling expense consists primarily of compensation costs for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of occupancy costs and compensation expenses for administrative and finance personnel, as well as accounting, legal and consulting fees. Selling, general and administrative expense decreased by 46%, to $1,583,000 for the six months ended December 31, 1998 from $2,922,000 for the six months ended December 31, 1997. Total selling, general and administrative costs were 54% of total sales for the six months ended December 31, 1998 as compared to 44% of sales for the six months ended December 31, 1997. The overall decrease in selling, general and administrative expenses is primarily due to the Company's reduction in personnel compensation and other administrative costs due to several cost reduction plans instituted by management during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999. As of December 31, 1998 the Company had approximately 38 full-time employees reflecting a decrease in overall headcount of 21, from 59 full-time employees as of December 31, 1997. Selling expense decreased by 59%, to $634,000 for the six months ended December 31, 1998 from $1,558,000 for the six months ended December 31, 1997. This decrease was due to lower sales personnel compensation costs and sales commission costs associated with the decreased sales level for the six months ended December 31, 1998 as compared to the six months ended December 31, 1997. Marketing expenditures decreased by 52% from $551,000 to $265,000 due to reduced advertising efforts and a reduction in tradeshow participation during the six month period ended December 31, 1998. General and administrative expenses decreased by 16%, to $684,000 for the six months ended December 31, 1998 from $813,000 for the six months ended December 31, 1997. This decrease is primarily a result of the overall decrease in headcount at December 31, 1998 as compared to December 31, 1997.

NET LOSS. The net loss decreased to $1,988,000 for the six months ended December 31, 1998, from $2,457,000 for the six months ended December 31, 1997. This decrease was primarily the result of the decrease in selling, general and administrative expenses as a result of an overall reduction in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses in recent periods and is in violation of its debt covenants. The Company has a net capital deficit of $5,524,000 as of December 31, 1998. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company was not in compliance with the covenants of its line of credit and convertible debenture agreements at December 31, 1998. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. The Company is pursuing additional equity financing through discussions with potential investors, is pursuing potential merger or acquisition candidates. Furthermore, the Company is in the process of selling its wholly-owned international subsidiary, SouthTech, Inc. and expects to recognize a gain on the transaction once finalized.

On October 14, 1998, NASDAQ delisted the Company because the Company did not meet its listing requirements. The Company's securities are currently traded on the OTC Bulletin Board. The delisting action has hampered the Company's efforts to raise capital through a private placement of its stock with qualified investors. However, in order to preserve its cash, the Company has been able to use its common stock in settling debts with employees and affiliates. The amount of common stock thus used through December 31, 1998 totals 410,000 shares which settled $120,000 owed by the Company.

On April 10, 1997, the Company established a bank line of credit agreement with Silicon Valley Bank which makes available $2,500,000 in borrowings with availability based on the Company's accounts receivable. The loan was amended on March 18, 1998 to increase the maximum eligible borrowing to the lesser of $4,000,000 or 80% eligible receivables plus 30% of eligible inventory, as defined, through the maturity date of April 10, 2000. The loan is secured by the Company's assets and bears interest at the rate of prime plus 2.25% (9.50% at December 31, 1998). A net worth covenant was amended on March 16, 1998 requiring the Company to have a net worth of $1,000,000. In September 1998, the Company agreed to a UCC filing whereby all assets of the Company become collateral under the Agreement. The loan requires a monthly monitoring fee of $1,000 and a commitment fee of 0.125% due monthly on the unused portion of the facility. The agreement term is two years with an automatic renewal each year unless written notice of termination is given by one of the parties. The Company issued 60,000 two year warrants to Silicon Valley Bank at a strike price of $5.25 each as consideration for the amended agreement. The Agreement imposes certain covenants as defined in the Agreement with which the Company was not in compliance as of December 31, 1998. The Company is attempting to obtain waivers of certain financial covenants or an amendment to the current line of credit agreement so that the Company's ability to borrow additional funds under the Agreement is not hindered. Further, the Company has committed to issue additional warrants to Silicon Valley Bank as consideration for the amended agreement.

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

The debentures may be required to be redeemed by the Company at the option of the lender at any time prior to maturity if (a) there is a change in control, as defined in the Debenture Agreement, (b) the Company's common stock is delisted from NASDAQ, or (c) the Company's common stock ceases to be publicly traded at the sum of the principal amount of the debentures tendered for redemption, plus any accrued and/or unpaid interest outstanding related to the debentures, plus 15% interest on outstanding principal and interest amounts due, plus any expense or costs owed to the lender as set forth in the Debenture Agreement. Due to continued noncompliance with debt covenants and the NASDAQ listing criteria, the Company was delisted as of October 14, 1998. Accordingly, the debentures have been listed as a current liability in the accompanying condensed consolidated financial statements.

On January 31, 1999, approximately 1.7 million shares of the Company's outstanding common stock were acquired by MicroTel International, Inc. via a transaction independent of the Company. The stock was acquired in a private transaction with Peregrine Ventures, formerly the Company's largest single shareholder. One million restricted shares of MicroTel common stock were exchanged for the 1.7 million shares previously held by Peregrine Ventures.

At December 31, 1998, the Company had approximately $55,000 in cash and cash equivalents. For the six months ended December 31, 1998, $350,000 was provided by operating activities as compared to cash used by operating activities of $3,719,000 for the same period the previous year. The net loss for the six month period ended December 31, 1998 of $1,988,000 includes non-cash depreciation and amortization charges of $470,000. Cash was provided for operations primarily through a decrease in accounts receivable of $765,000, a decrease in inventory of $689,000 and an increase in accounts payable and accrued expenses of $462,000.

The Company purchased $46,000 and $415,000 of property, plant and equipment during the six months ended December 31, 1998 and 1997, respectively. In addition, the Company capitalized certain product development expenses paid to outside contractors. During the six months ended December 31, 1998, the Company capitalized $94,000 of such costs as compared to capitalized costs of $294,000 for the six months ended December 31, 1997.

Net cash used in financing activities for the six month period ended December 31, 1998 was $246,000 reflecting net payments under the Company's line of credit facility.

CREATION OF SOUTHTECH, A WHOLLY OWNED SUBSIDIARY

In fiscal 1998 the DTS Board of Directors directed the creation of a wholly owned subsidiary - SouthTech, Inc., a Georgia corporation - to which certain assets and liabilities will pertain and whose business purpose is the administration and growth of the Company's international business. The SKYPLEX and DIV product lines and associated intellectual property together with the payables and receivables pertaining to the sales realized from those product lines form part of the assets and liabilities transferred. Cash resources of the Company have been used for the purposes of developing SKYPLEX I, a microwave radio product utilizing spread spectrum technology, and developing sales distribution channels in Latin America, Asia Pacific and the Mid-East global sectors. The Company is in the process of selling its wholly-owned international subsidiary, SouthTech, Inc. and expects to recognize a gain on the transaction once finalized.


ELECTION OF BOARD MEMBERS & SHAREHOLDER MEETING - APRIL 8, 1999

On December 31, 1998, Frank LaHaye and Gene Miller, two DTS Board members representing Peregrine Ventures, a venture capital firm and the Company's largest single shareholder, tendered their resignations effective the same day. The Board of Directors accepted their resignations and will thereby propose two candidates for election to the DTS Board of Directors at the Shareholder Meeting scheduled for Thursday, April 8, 1999 at the Company headquarters.

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

The Company's products are designed to be Year 2000 compliant and have been adequately tested as to conformance with Year 2000 date processing. All products tested passed the conformance test and have been appropriately certified as Year 2000 compliant by the Company. The Company did not incur and does not expect to incur any material costs to address Year 2000 compliance issues. The Company is in the process of developing a contingency plan to address any instances of Year 2000 non-compliance and expects to complete such a contingency plan by September 1999.

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

IMPORTANT CONSIDERATIONS RELATED TO FORWARD-LOOKING STATEMENTS

Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of the company's management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects", "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and relevant foreign economies; (ii) the Company's performance under current and future contracts; (iii) inflation and interest rate fluctuations;
(iv) timely and successful implementation of processing systems to provide new products, improved functionality and increased efficiencies; (v) technological changes; (vi) acquisitions; (vii) the ability to increase market share and control expenses; (viii) changes in laws or regulations or other industry standards affecting the Company's business which require significant product redevelopment efforts; (ix) the effect of changes in accounting policies and practices as may be adopted by the Financial Accounting Standards Board; (x) changes in the Company's organization, compensation and benefit plans; (xi)
the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (xii) failure to successfully implement the Company's Year
2000
modification plans substantially as scheduled and budgeted; and (xiii) the success of the Company at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect to occurrence of unanticipated events.

                           PART II. OTHER INFORMATION


ITEMS 1, 2, 4 AND 5 ARE NOT APPLICABLE.

ITEM 3(A) - DEFAULT UPON SENIOR SECURITIES

The Company was in default of certain financial covenants with respect to its senior indebtedness to Silicon Valley Bank and Tandem Capital as of December 31, 1998. The Company is specifically in default of minimum tangible net worth covenants and required NASDAQ listing covenants as of December 31, 1998. Accordingly, all such senior indebtedness has been listed as a current liability in the accompanying condensed consolidated financial statements. Total amounts due under each agreement at December 31, 1998 were $4,268,331 and $1,083,000 payable to Tandem Capital and Silicon Valley Bank, respectively. The indebtedness includes recognition of liability for all unpaid and accrued interest amounts payable under the aforementioned agreements as of December 31, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

          Exhibit
          Number          Description of Exhibits
          ------          -----------------------

           27.0           Financial Data Schedule (for SEC use only)


(B)      REPORTS ON FORM 8-K

The registrant did not file any reports on Form 8-K during the three months ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Digital Transmission Systems, Inc.



Date:   February 15, 1999                By: /s/ Andres C. Salazar
                                            -------------------------------
                                            Andres C. Salazar, President and
                                            Chief Executive Officer


Date:   February 15, 1999                By: /s/ Clive N. W. Marsh
                                            -----------------------
                                            Clive N. W. Marsh, Controller
                                            (Principal Accounting Officer)