Form 10QSB
period 1999-03-31
DIGITAL TRANSMISSION SYSTEMS INC \DE\
filed 1999-05-17
CIK 1005179

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

                  For the Quarterly Period Ended March 31, 1999

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

The number of shares outstanding of the registrant's common stock as of March 31, 1999 was 4,250,609.

Transitional Small Business Disclosure Format (check one):   Yes { }   No {x}

===============================================================================

                        DIGITAL TRANSMISSION SYSTEMS INC.
                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX


PART I.         FINANCIAL INFORMATION                                                        PAGE

Item 1.         Financial Statements:

                Condensed Consolidated Balance Sheets at March 31, 1999
                  and June 30, 1998 (Unaudited)                                                3

                Condensed Consolidated Statements of Operations for the Three
                     Months ended March 31, 1999 and 1998 (Unaudited)                          4

                Condensed Consolidated Statements of Operations for the Nine
                  Months ended March 31, 1999 and 1998 (Unaudited)                             5

                Condensed Consolidated Statements of Cash Flows for the Nine
                  Months Ended March 31, 1999 and 1998 (Unaudited)                             6

                Notes to Interim Condensed Consolidated  Financial Statements
                  (Unaudited)                                                                  7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                  9

PART II.           OTHER INFORMATION

Items 1 - 5        Not applicable                                                             19

Item 6.            Exhibits and Reports on Form 8-K                                           19

                   Signatures                                                                 20


Exhibit 27.0       Financial Data Schedule  (SEC use only)                                    21

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                               March 31,
                                                                                 1999
                                                                              (Unaudited)     June 30, 1998
                                                                              -----------     -------------
                                     ASSETS
    Current assets:

    Cash and cash equivalents                                                 $       150     $          91
    Trade accounts receivable, net of allowances for
      returns and doubtful accounts of $1,145 and $767 at
      March 31, 1999 and June 30, 1998, respectively                                1,335             2,283
    Inventories                                                                     1,359             2,469
    Prepaid expenses                                                                  208               105
                                                                              -----------     -------------
       Total current assets                                                         3,052             4,948
                                                                              -----------     -------------

    Property and equipment, net of accumulated
      depreciation and amortization                                                   466               886
    Note receivable                                                                   900                --
    Intangible assets, net                                                            419             1,045
    Other assets                                                                      411               329
                                                                              -----------     -------------
       Total assets                                                           $     5,248     $       7,208
                                                                              ===========     =============
                      LIABILITIES AND SHAREHOLDERS' DEFICIT

    Current liabilities:
    Line of credit                                                            $     1,379     $       1,329
    Accounts payable and accrued liabilities                                        3,568             4,581
    Accrued payroll and benefits                                                      101               248
    Convertible debentures - current portion                                           --             4,000
    Warranty reserve                                                                  200               618

                                                                              -----------     -------------
       Total current liabilities                                                    5,248            10,776
                                                                              -----------     -------------

    Convertible debentures - non-current portion                                    2,000                --

    Deferred gain on sale of subsidiary                                               900                --
                                                                              -----------     -------------
       Total liabilities
                                                                                    8,148            10,776

    Shareholders' deficit:
    Series A convertible Preferred stock; 3,000,000 shares
       authorized; 1,314,333 shares issued and outstanding at
       March 31, 1999                                                               1,314                --

    Common stock -- $.01 par value; 15,000,000 shares authorized;
       4,250,609 and 4,191,460 issued and outstanding at March 31, 1999
       and June 30, 1998, respectively                                                 42                42
    Additional paid-in capital                                                     11,644            11,462
    Deferred compensation                                                              (8)              (56)
    Notes receivable from stock sales                                                 (63)              (63)
    Accumulated deficit                                                           (15,829)          (14,953)
                                                                              -----------     -------------
       Total shareholders' deficit                                                 (2,900)           (3,568)
    Commitments and contingencies                                                      --                --
                                                                              -----------     -------------
       Total liabilities and shareholders' deficit                            $     5,248     $       7,208
                                                                              ===========     =============

    See accompanying notes to condensed consolidated financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                     THREE MONTHS ENDED MARCH 31
                                                                     ---------------------------
                                                                          1999           1998
                                                                       Unaudited      Unaudited
                                                                      ----------     ----------

        Net sales                                                     $    1,922     $    6,111
        Cost of sales                                                        972          4,125

                                                                      ----------     ----------
           Gross profit                                                      950          1,986
                                                                      ----------     ----------

        Selling, general and administrative                                  658          1,772
        Product development                                                  281            604

                                                                      ----------     ----------
           Total operating expenses                                          939          2,376
                                                                      ----------     ----------

           Operating income (loss)                                            11           (390)

        Interest expense, net                                               (164)          (202)
        Gain on sale of subsidiary                                         1,100             --
                                                                      ----------     ----------

        Income (loss) before income tax expense                              947           (592)

        Income tax benefit (expense)                                          --             --
                                                                      ----------     ----------

        Income (loss) before extraordinary items                             947           (592)
                                                                      ----------     ----------

        Extraordinary gain on settlement of trade                            165             --
        payables
                                                                      ----------     ----------

        Net income (loss)                                             $    1,112     $     (592)
                                                                      ==========     ==========

        Net income (loss) per share - basic and diluted:

        Income (loss) per share before extraordinary items            $     0.22     $    (0.14)

        Extraordinary gain on settlement of trade payables                  0.04             --
                                                                      ----------     ----------

        Net income (loss) per share - basic and diluted               $     0.26     $    (0.14)
                                                                      ==========     ==========

        Weighted average shares outstanding - basic and diluted            4,250          4,158
                                                                      ==========     ==========


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                     NINE MONTHS ENDED MARCH 31
                                                                     --------------------------
                                                                         1999           1998
                                                                      Unaudited      Unaudited
                                                                     -----------     ----------

        Net sales                                                     $    4,846     $   12,687
        Cost of sales                                                      3,045          9,013

                                                                      ----------     ----------
           Gross profit                                                    1,801          3,674
                                                                      ----------     ----------

        Selling, general and administrative                                2,241          4,695

        Product development
                                                                           1,203          1,620

                                                                      ----------     ----------
           Total operating expenses                                        3,444          6,315
                                                                      ----------     ----------

           Operating loss                                                 (1,643)        (2,641)

        Interest expense, net                                               (498)          (409)
        Gain on sale of subsidiary                                         1,100             --
                                                                      ----------     ----------

        Loss before income tax expense                                    (1,041)        (3,050)

        Income tax benefit (expense)                                          --             --
                                                                      ----------     ----------

        Loss before extraordinary items:                                  (1,041)        (3,050)

        Extraordinary gain on settlement of trade
        payables                                                             165             --
                                                                      ----------     ----------
        Net loss                                                      $     (876)    $   (3,050)
                                                                      ==========     ==========

        Net income (loss) per share - basic and diluted:

        Income (loss) per share before extraordinary items            $    (0.25)    $    (0.74)

        Extraordinary gain on settlement of trade payables                  0.04             --
                                                                      ----------     ----------

        Net income (loss) per share - basic and diluted               $    (0.21)    $    (0.74)
                                                                      ==========     ==========


        Weighted average shares outstanding - basic and diluted            4,250          4,140
                                                                      ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     NINE MONTHS ENDED MARCH 31
                                                                                     --------------------------
                                                                                         1999           1998
                                                                                      Unaudited      Unaudited
                                                                                      ----------     ----------
     Cash flows from operating activities:
       Net loss                                                                       $     (876)    $   (3,050)
       Adjustments to reconcile net loss
        to net cash used in (provided by) operating activities:
          Depreciation and amortization                                                      703          1,179
          Amortization of deferred compensation expense                                       48             52
          Extraordinary gain on trade payable settlements                                   (165)            --
          Gain on sale of subsidiary                                                      (1,100)            --
       Changes in assets and liabilities:
          Trade and other accounts receivable                                                740           (146)
          Inventories                                                                        846         (1,299)
          Prepaid expenses and other current assets                                         (103)          (118)
          Accounts payable and other accrued expenses                                         (5)           802
          Warranty accrual                                                                   (13)            80
                                                                                      ----------     ----------
     Net cash provided by (used in) operating activities                                      75         (2,500)
                                                                                      ----------     ----------

     Cash flows from investing activities:
       Purchases of property and equipment                                                   (62)          (576)
       Additions to capitalized product development costs                                    (98)          (540)
       Decrease (increase) in other non-current assets and liabilities                        94             --
                                                                                      ----------     ----------
     Net cash used in investing activities                                                   (66)        (1,116)
                                                                                      ----------     ----------
     Cash flows from financing activities:
       Net borrowings under line of credit agreement                                          50           (337)
       Proceeds from sale of convertible debentures                                           --          4,000
       Proceeds from exercise of stock options                                                --             60
                                                                                      ----------     ----------
     Net cash provided by financing activities                                                50          3,723
                                                                                      ----------     ----------
     Net increase in cash and cash equivalents                                                59            107
     Cash and cash equivalents at beginning of period                                         91            712
                                                                                      ==========     ==========
     Cash and cash equivalents at end of period                                       $      150     $      819
                                                                                      ==========     ==========

     Supplemental disclosure of cash paid for:
         Interest                                                                     $      119     $      184
                                                                                      ==========     ==========
     Supplemental disclosures of non-cash operating and financing activities:
         Issuance of Note Receivable in conjunction with a subsidiary liability       $      900     $       --
                                                                                      ==========     ==========
         Conversion of $1,000 of convertible debentures plus accrued
             interest to Series A convertible Preferred Stock                         $    1,314     $       --
                                                                                      ==========     ==========

         Issuance of warrants relating to conversion of debentures                    $      182     $       --
                                                                                      ==========     ==========

          Sale of subsidiary:
             Assets disposed of                                                       $      981     $       --
             Liabilities disposed of                                                      (2,081)            --
                                                                                      ----------     ----------
             Gain on sale of subsidiary                                               $    1,100     $       --
                                                                                      ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           MARCH 31, 1999 (UNAUDITED)

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses in recent periods. The Company has a net capital deficit of $2,900,000 as of March 31, 1999. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 1998.

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

3.    LEGAL MATTERS

In August 1998, a vendor of the Company filed suit against the Company alleging nonpayment of account. Total damages alleged are in excess of $400,000 in unpaid invoices, plus pre-judgment and post-judgment interest on principal amounts outstanding and court costs. The Company is disputing the validity and accuracy of the billed amounts.

The Company has asserted a counterclaim, believes that it has meritorious defenses to the plaintiff's claims, and intends to continue a vigorous defense in this matter. While management disputes plaintiffs' claims, no assurance can be given as to the ultimate outcome with respect to such lawsuit and the amount, if any, which may be paid in excess of amounts already accrued.

The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.


4. GAIN ON SALE OF SUBSIDIARY; RESTRUCTURING OF CONVERTIBLE DEBENTURE; AMENDMENT TO BANK AGREEMENT

During the third quarter of fiscal 1999 (quarter ended March 31, 1999), the Company recognized a gain on the sale of its international subsidiary, SouthTech, Inc. Additionally, the Company restructured its Convertible Debenture agreement with Sirrom Capital and reached an amended agreement with its primary lender, Silicon Valley Bank. These items are fully disclosed and discussed in detail in the accompanying Management Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Digital Transmission Systems, Inc., a Delaware corporation ("DTS" or the "Company"), designs, manufactures, and markets a broad range of products for the telecommunications industry. The Company's primary customers are domestic wireless service providers, including those offering cellular telephone services and Personal Communications Services ("PCS") and domestic and international resellers who sell to and service end users with telecom equipment. Customers include Nextel, Alltel, AirTouch, and GTE Mobilnet.

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

DTS markets its products through a direct sales force and several reseller channels. Domestically, wireless service providers, including cellular, Specialized Mobile Radio ("SMR") and PCS service companies, are targeted as prospective customers directly by the Company's sales force. DTS utilizes telecommunications equipment resellers in the United States to market to public and private network customers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

The following table sets forth certain financial data derived from the Company's statement of operations for the three months ended March 31, 1999 and March 31, 1998.



                                                          THREE MONTHS ENDED                THREE MONTHS ENDED
                                                             MARCH 31, 1999                   MARCH 31, 1998
                                                             --------------                   --------------

                                                            $         % OF SALES           $          % OF SALES
                                                     -------------------------------------------------------------

Net sales                                                    1,922            100            6,111            100
Gross profit                                                   950             49            1,986             32
Product development                                            281             15              604             10
Selling, general and administrative                            658             34            1,772             29
Net income (loss)                                            1,112             58             (592)           (10)


NET SALES. Net sales decreased by 69%, to $1,922,000 for the three months ended March 31, 1999 from $6,111,000 for the three months ended March 31, 1998. The sales mix, and the corresponding percentage of total sales of the Company's products, is set forth in the chart below:


                                                 PERCENTAGE OF
                                                     TOTAL
                     THREE MONTHS ENDED        THREE MONTHS ENDED
                           MARCH 31,                MARCH 31,
                           ---------                ---------

                      1999         1998         1999      1998
                     ------       ------       ------    ------

Flex T1/E1           $1,472       $4,466           77        73
SKYPLEX                 383        1,555           20        25
Other products           67           90            3         2
                     ------       ------       ------    ------

Totals               $1,922       $6,111          100       100
                     ======       ======       ======    ======




For the three months ended March 31, 1999, revenues from the Company's FlexT1/E1 product line decreased 67% from $4,466,000 for the three months ended March 31, 1998 to $1,472,000 for the three months ended March 31, 1999. The decrease is attributable to a reduction in shipments to customers due to working capital restraints. Revenues from sales of the Company's SKYPLEX product decreased 75% to $383,000 for the three months ended March 31, 1999 from $1,555,000 for the three months ended March 31, 1998 reflecting an overall decrease in sales to markets in Asia and Latin America, continued product quality problems associated with the Company's international radio products and the overall decrease in international sales as a result of the sale of the Company's international subsidiary on February 5, 1999.

The Company expects sales for the 4th quarter of fiscal 1999 to be less than sales for the 4th quarter of fiscal 1998 and the Company expects sales for fiscal 1999 to be less than 1998.

GROSS PROFIT. Cost of sales consists of component costs, compensation costs and the overhead costs related to the production and shipping of the Company's products, along with the support and warranty expense associated with such products. Gross profit decreased 52% from $1,986,000 for the three month period ended March 31, 1998 to $950,000 for the three month period ended March 31, 1999 primarily due to the accompanying decrease in sales noted for the same period. As a percentage of sales, gross profit increased 17% from 32% of sales to 49% of sales for the three month period ended March 31, 1999. The increase is primarily attributable to reduced compensation and overhead costs related to production and shipping of the Company's products. Additionally, the Company recorded $138,000 as a reduction of cost of sales for the three month period ended March 31, 1999, thereby improving the overall gross profit margin for the period. The offset was recorded due to a change in estimate of amounts payable to one of the Company's primary product suppliers at March 31, 1999.

PRODUCT DEVELOPMENT. Product development expense consists of personnel costs, consulting, supplies and prototyping expenses. Product development expenses decreased 53%, to $281,000 for the three months ended March 31, 1999 from $604,000 for the three months ended March 31, 1998. The decrease in product development expense for the three month period ended March 31, 1999 is primarily due to reduced spending on new development projects and reduction in overall research and development charges following the sale of the Company's international subsidiary, SouthTech, Inc., on February 5, 1999. Approximately $4,000 of development costs related to new projects were capitalized for the three month period ended March 31, 1999 as compared to $246,000 for the three month period ended March 31, 1998. As a percentage of sales, product development costs were 15% for the three months ended March 31, 1999 and 10% for the three months ended March 31, 1998.

SELLING, GENERAL AND ADMINISTRATIVE. Selling expense consists primarily of compensation costs for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of occupancy costs and compensation expenses for administrative and finance personnel, as well as accounting, legal and consulting fees. Selling, general and administrative expense decreased by 63%, to $658,000 for the three months ended March 31, 1999 from $1,772,000 for the three months ended March 31, 1998. Total selling, general and administrative costs were 34% of total sales for the three months ended March 31, 1999 as compared to 29% of sales for the three months ended March 31, 1998 . The overall decrease in selling, general and administrative expenses is primarily due to the Company's reduction in personnel compensation and other administrative costs due to several cost reduction plans instituted by management during the fourth quarter of fiscal 1998 and the first and second quarters of fiscal 1999. Additionally, the Company experienced an overall reduction in selling, general, and administrative expenses following the sale of the Company's international subsidiary on February 5, 1999. As of March 31, 1999 the Company had approximately 29 full-time employees reflecting a decrease in overall headcount of 30, from 59 full-time employees as of March 31, 1998. Selling expense decreased by 72%, to $274,000 for the three months ended March 31, 1999 from $991,000 for the three months ended March 31, 1998. This decrease was due to lower sales personnel compensation costs and sales commission costs associated with the decreased sales level for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Marketing expenditures decreased by 69% from $285,000 to $88,000 due to reduced advertising efforts and a reduction in tradeshow participation during the three month period ended March 31, 1999. General and administrative expenses decreased by 40%, to $296,000 for the three months ended March 31, 1999 from $496,000 for the three months ended March 31, 1998. This decrease is primarily a result of the overall decrease in headcount at March 31, 1999 as compared to March 31, 1998.

NET INCOME/LOSS. Net income for the three month period ended March 31, 1999 of $1,112,000 reflects an overall increase of $1,704,000 as compared to the net loss of $592,000 reported for the three month period ended March 31, 1998. The increase is primarily attributable to a recorded gain of $1,100,000 resulting from the sale of the Company's international subsidiary and an extraordinary gain resulting from troubled debt restructurings of certain payables. Additionally, the increase reflects the substantially lower operating costs of the Company. The reduction in overall operating costs is due to (1) the institution of cost reduction plans during early fiscal 1999, (2) the overall decrease in headcount as of March 31, 1999 as compared to March 31, 1998, and
(3) the sale of the Company's international subsidiary on February 5, 1999.

NINE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

The following table sets forth certain financial data derived from the Company's statement of operations for the nine months ended March 31, 1999 and March 31, 1998.



                                                          NINE MONTHS ENDED               NINE MONTHS ENDED
                                                             MARCH 31, 1999                 MARCH 31, 1998
                                                             --------------                 --------------

                                                           $         % OF SALES           $          % OF SALES
                                                     -------------------------------------------------------------

Net Sales                                                    4,846            100           12,687            100
Gross Profit                                                 1,801             37            3,674             29
Product development                                          1,203             25            1,620             13
Selling, general and administrative                          2,241             46            4,695             37
Net income (loss)                                             (876)           (18)          (3,050)           (24)

NET SALES. Net sales decreased by 62%, to $4,846,000 for the nine months ended March 31, 1999 from $12,687,000 for the nine months ended March 31, 1998. The sales mix, and the corresponding percentage of total sales of the Company's products, is set forth in the chart below:


                                                  PERCENTAGE OF
                                                      TOTAL
                      NINE MONTHS ENDED         NINE MONTHS ENDED
                           MARCH 31,                 MARCH 31,

                      1999          1998          1999      1998
                     ------       -------       -------   -------

Flex T1/E1           $3,284       $ 8,011            68        63
SKYPLEX               1,399         4,369            29        34
Other products          163           307             3         3
                     ------       -------       -------   -------

Totals               $4,846       $12,687           100       100
                     ======       =======       =======   =======




For the nine months ended March 31, 1999, revenues from the Company's FlexT1/E1 product line decreased 59% from $8,011,000 for the nine months ended March 31, 1998 to $3,284,000 for the nine months ended March 31, 1999. The decrease is primarily attributable to reduced shipments to customers due to working capital constraints. Revenues from sales of the Company's SKYPLEX product decreased 68% to $1,399,000 for the nine months ended March 31, 1999 from $4,369,000 for the nine months ended March 31, 1998 reflecting an overall decrease in sales to markets in Asia and Latin America, continued product quality problems associated with the Company's international radio products and the overall decrease in international sales as a result of the sale of the Company's international subsidiary on February 5, 1999.


The Company expects sales for the 4th quarter of fiscal 1999 to be less than sales for the 4th quarter of fiscal 1998 and the Company expects sales for fiscal 1999 to be less than 1998.

GROSS PROFIT. Cost of sales consists of component costs, compensation costs and the overhead costs related to the production and shipping of the Company's products, along with the support and warranty expense associated with such products. Gross profit decreased 51% from $3,674,000 for the nine month period ended March 31, 1998 to $1,801,000 for the nine month period ended March 31, 1999 primarily due to the accompanying decrease in sales noted for the same period. As a percentage of sales, gross profit increased from 29% of sales for the nine months ended March 31, 1998 to 37% of sales for the nine months ended March 31, 1999. The increase is primarily attributable to a reduction in the Company's overhead costs as a result of specific cost reduction plans that were instituted by management during late fourth quarter of fiscal 1998 and the first quarter of fiscal 1999 coupled with an increased sales mix of the Company's higher margin products (Flex T1/E1).

PRODUCT DEVELOPMENT. Product development expense consists of personnel costs, consulting, supplies and prototyping expenses. Product development expenses decreased 26%, to $1,203,000 for the nine months ended March 31, 1999 from $1,620,000 for the nine months ended March 31, 1998. The decrease in product development expense for the nine month period ended March 31, 1999 is primarily due to reduced spending on new development projects and the overall reduction in research and development charges following the sale of the Company's international subsidiary on February 5, 1999. Approximately $98,000 of development costs related to new projects were capitalized for the nine month period ended March 31, 1999 as compared to $540,000 for the nine month period ended March 31, 1998. As a percentage of sales, product development costs were 25% for the nine months ended March 31, 1999 and 13% for the nine months ended March 31, 1998.

SELLING, GENERAL AND ADMINISTRATIVE. Selling expense consists primarily of compensation costs for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of occupancy costs and compensation expenses for administrative and finance personnel, as well as accounting, legal and consulting fees. Selling, general and administrative expense decreased by 52%, to $2,241,000 for the nine months ended March 31, 1999 from $4,695,000 for the nine months ended March 31, 1998. Total selling, general and administrative costs were 46% of total sales for the nine months ended March 31, 1999, as compared to 37% of sales for the nine months ended March 31, 1998. The overall decrease in selling, general and administrative expenses is primarily due to the Company's reduction in personnel compensation and other administrative costs due to several cost reduction plans instituted by management during the fourth quarter of fiscal 1998 and the first and second quarters of fiscal 1999. As of March 31, 1999, the Company had approximately 29 full-time employees reflecting a decrease in overall headcount of 30, from 59 full-time employees as of March 31, 1998. Selling expense decreased by 64%, to $909,000 for the nine months ended March 31, 1999 from $2,549,000 for the nine months ended March 31, 1998. This decrease was due to lower sales personnel compensation costs and sales commission costs associated with the decreased sales level for the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998. Marketing expenditures decreased by 58% from $837,000 to $354,000 due to reduced advertising efforts and a reduction in tradeshow participation during the nine month period ended March 31, 1999. General and administrative expenses decreased by 25%, to $978,000 for the nine months ended March 31, 1999 from $1,309,000 for the nine months ended March 31, 1998. This decrease is primarily a result of the overall decrease in headcount at March 31, 1999 as compared to March 31, 1998 and the reduced operating expenses of the Company as a result of the sale of the Company's international subsidiary on February 5, 1999.

NET LOSS. The net loss decreased to $876,000 for the nine months ended March 31, 1999, from $3,050,000 for the nine months ended March 31, 1998. The decrease is primarily attributable to a recorded gain of $1,100,000 resulting from the sale of the Company's international subsidiary during the 3rd quarter of fiscal 1999 and a recorded extraordinary gain from debt restructuring of certain payables. Additionally, the decrease reflects the substantially lower operating costs of the Company. The reduction in overall operating costs is due to (1) the institution of cost reduction plans during early fiscal 1999, (2) the overall decrease in headcount as of March 31, 1999 as compared to March 31, 1998, and
(3) the sale of the Company's international subsidiary on February 5, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses in recent periods and has previously been in violation of its debt covenants. However, through the sale of its international subsidiary, SouthTech, Inc., on February 5, 1999, and the amendment of its bank line with Silicon Valley Bank and its debenture agreement with Tandem Capital, the Company is currently in compliance with all loan covenants and its net capital deficit has been reduced to $2,900,000 as of March 31, 1999. Although these accomplishments and the profitability of the fiscal quarter ended March 31, 1999 have improved the Company's financial condition from December 31, 1998, the Company's access to additional working capital and current cash condition still raise doubt about the Company's ability to continue as a going concern for a reasonable period of time.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. The Company is pursuing additional equity financing through discussions with potential investors and is pursuing potential merger or acquisition candidates.

On October 14, 1998, NASDAQ delisted the Company because the Company did not meet its listing requirement of minimum net assets. The Company's securities are currently traded on the OTC Bulletin Board. The delisting action has hampered the Company's efforts to raise capital through a private placement of its stock with qualified investors. However, the Company has employed several programs in an effort to help the Company preserve cash which, in the first and second fiscal quarters of 1999, was being used to fund severance costs of terminated employees, to fund payroll and essential expenses and the purchase of supplies from critical vendors. First, a group of employees and affiliates volunteered to forego or delay salary, commission and other compensation payments through a restricted stock for cash program offered by Board resolution on August 10, 1998. Under that program a total of approximately 395,612 common shares were approved by the Board to compensate those employees and affiliates in return for cancellation of salary or other compensation payments totaling $52,320 and a delay of payment of another $62,206. These shares cannot be pledged, sold or traded until November 30, 1999 at which time, under Rule 144, they will have the restricted legend removed from their certificates and are freely tradable. Secondly, another program to preserve cash has been to work out extended payment terms with certain key material suppliers for overdue amounts payable. The Company has been able to complete formal negotiations with three critical suppliers and establish extended payment terms (over a 12 month period) for overdue amounts payable. Third, non-critical suppliers have been offered settlements in the form of uniform terms and reduced but immediate cash payments for cancellation of long standing past due amounts. A total of $208,000 of amounts payable have been settled for a reduced amount under these conditions. The Company has recorded an extraordinary gain of $165,000 to reflect the settlement transactions closed during the third quarter of fiscal 1999 and is included in the accompanying financial statements.

On April 10, 1997, the Company established a bank line of credit agreement with Silicon Valley Bank which makes available $2,500,000 in borrowings with availability based on the Company's accounts receivable. The loan was amended on March 18, 1998 to increase the maximum eligible borrowing to the lesser of $4,000,000 or 80% eligible receivables plus 30% of eligible inventory, as defined, through the maturity date of April 10, 2000. The loan is secured by the Company's assets and bears interest at the rate of prime plus 2.25%. A net worth covenant was amended on March 16, 1998, requiring the Company to have a net worth of $1,000,000. In September 1998, the Company agreed to a UCC filing whereby all assets of the Company become collateral under the Agreement. The loan requires a monthly monitoring fee of $1,000 and a commitment fee of 0.125% due monthly on the unused portion of the facility. The agreement term is two years with an automatic renewal each year unless written notice of termination is given by one of the parties. The Company issued 60,000 two year warrants to Silicon Valley Bank at a strike price of $5.25 each as consideration for the amended agreement. On February 25, 1999 the Company signed an amendment to the loan agreement with Silicon Valley Bank which modified previous loan covenants. The revised covenants are primarily based upon minimum monthly and quarterly revenue levels. As consideration for the amended agreement, the Company issued 250,000 two year warrants for common stock of the Company at $0.119 per share which represents the market price of the Company's common stock at the close of business on December 2, 1998 when a new agreement was reached. The financial and accounting value of the warrants issued is immaterial to the Company's financial statements and has not been recorded as of March 31, 1999. Under the revised agreement the maximum borrowing has been reduced to $1,500,000 and bears interest at prime plus 2 1/4 (10% at March 31, 1999). The Company was in compliance with all covenants in the revised bank agreement as of March 31, 1999.

During fiscal 1998, the Company issued $4 million of 11.5% subordinated debentures to Sirrom Capital of Nashville, Tennessee. During March 1999, The FINOVA Group consummated its previously announced acquisition of Sirrom Capital Corporation. Sirrom Capital will begin operating as FINOVA Mezzanine Capital, a specialty finance company headquartered in Nashville, Tennessee. The aforementioned debentures were issued on September 25, 1997 with a contractual due date of September 25, 2002. The Debenture Purchase Agreement contains numerous rights, privileges, and conditions in favor of the lender, only certain of which have been included herein. The debentures are convertible at any time by the lender into common stock of the Company at a conversion price of $10.25 per share, subject to adjustment in certain events. The conversion price changes to $8.00 per share if the Company's common stock is trading for less than that amount on September 25, 1998. The debentures are redeemable by the Company after September 1999 provided that (a) the Company pays the lender additional interest such that the lender would receive an effective compounded 20% interest rate from inception of the loan or (b) the 20-day average bid price for the Company's stock exceeds $15.00 per share.

The debentures may be required to be redeemed by the Company at the option of the lender at any time prior to maturity if (a) there is a change in control, as defined in the Debenture Agreement, (b) the Company's common stock is delisted from NASDAQ, or (c) the Company's common stock ceases to be publicly traded at the sum of the principal amount of the debentures tendered for redemption, plus any accrued and/or unpaid interest outstanding related to the debentures, plus 15% interest on outstanding principal and interest amounts due, plus any expense or costs owed to the lender as set forth in the Debenture Agreement. Due to continued noncompliance with debt covenants and the NASDAQ listing criteria, the Company was delisted as of October 14, 1998. However, accompanying the sale of the Company's international subsidiary, SouthTech, Inc., Sirrom Capital agreed to restructure the $4,000,000 debenture with the Company by transferring $1,000,000 to SouthTech, Inc. as it was sold to Chapala Communications. In addition, Sirrom Capital agreed to convert $1,000,000 along with accrued but unpaid interest of $314,333 into Series A convertible preferred stock which bears no dividends and is convertible into common stock at $1.00 per share. The remaining $2,000,000 debenture, convertible now at $1.00 per share and bearing interest at 10% per annum, requires an interest payment of $200,000 on February 5, 2000.

After February 5, 2000, interest under the debenture is to be paid (i) on each June 1, September 1, December 1, and February 1 until and including February 1, 2002 (ii) on the first day of each month commencing March 1, 2002 and (iii) on the final maturity date of February 5, 2004. Monthly interest payments shall be accompanied by payments of principal on the first day of each month (i) beginning on February 1, 2002, in the amount of $55,555 each, and (ii) beginning on February 1, 2003 in the amount of $111,111 each, and (iii) all remaining principal shall become due on February 5, 2004. As consideration for the restructuring of the convertible debenture by Sirrom Capital, the Company granted 702,615 warrants to Sirrom Capital with a strike price of $1.00 per share. The warrants were valued at $182,000 and has been allocated to Other Assets within the accompanying balance sheet. The warrant value will be amortized over the life of the amended debenture agreement which approximates 5 years.

On December 31, 1998 an option to purchase 1,738,159 common shares of DTS stock was granted to MicroTel International ("MicroTel") by Peregrine Ventures, a California based limited partnership and shareholder of DTS, in consideration for a certain amount of MicroTel common stock. On the same date, the two DTS Board members representing Peregrine Ventures interests, tendered their resignations effective immediately. The option, due to expire on January 31, 1999, was exercised by MicroTel and thus became DTS' largest single shareholder, holding approximately 40% of the then outstanding stock. Two MicroTel representatives were elected to the DTS Board of Directors at the DTS Shareholders Meeting held on April 13, 1999. MicroTel is a Delaware corporation whose stock is publicly traded in the NASDAQ exchange under the ticker symbol MCTLC. In addition to various subsidiaries whose principal business is to manufacture and market power supplies, keypads, video displays, circuit boards and other electronic assemblies to a variety of aerospace and communications clients MicroTel also owns two CXR subsidiaries - CXR Telcom and CXR S.A. - which manufacture and market telecommunications products to telco and private network users.

At March 31, 1999, the Company had approximately $150,000 in cash and cash equivalents. For the nine months ended March 31, 1999, $75,000 was provided by operations as compared to $2,500,000 used in operations for the same period ending March 31, 1998. The net loss for the nine month period ended March 31, 1999 of $876,000 includes non-cash depreciation and amortization charges of $757,000, a non-cash recorded gain of $1,100,000 recognized upon the sale of the Company's international subsidiary, SouthTech, Inc. and an additional non-cash recorded gain of $165,000 recognized in conjunction with certain debt restructuring. Exclusive of the non-cash charges, cash was provided for operations primarily through a decrease in accounts receivable of $740,000 and a decrease in inventory of $846,000.

The Company purchased $62,000 and $576,000 of property, plant and equipment during the nine months ended March 31, 1999 and 1998, respectively. In addition, the Company capitalized certain product development expenses paid to outside contractors. During the nine months ended March 31, 1999, the Company capitalized $98,000 of such costs as compared to capitalized costs of $540,000 for the nine months ended March 31, 1998.

CREATION AND SALE OF SOUTHTECH, INC.

In fiscal 1998 the DTS Board of Directors directed the creation of a wholly owned subsidiary - SouthTech, Inc. ("SouthTech"), a Georgia corporation - to which certain assets and liabilities will pertain and whose business purpose is the administration and growth of the Company's international business. The SKYPLEX and DIV product lines and associated intellectual property together with the payables and receivables pertaining to the sales realized from those product lines form part of the assets and liabilities transferred. Since its creation, investment capital had been sought for the subsidiary in order to fund its operating losses which have been substantial in the past for the Company's international business. Cash resources of the Company had been used for the purposes of developing the SKYPLEX I product line, a set of microwave radio products utilizing spread spectrum technology, and developing sales distribution channels in Latin America, Asia Pacific and the Mid-East global sectors.

The Company entertained an offer from a private group of investors to buy SouthTech, Inc. in the latter part of 1998 but the offer was later withdrawn on November 10, 1998. In late November 1998, Chapala Communications, Inc. ("Chapala"), a Georgia based company, offered to purchase the stock of SouthTech. The sale involved the transfer of certain assets and liabilities of SouthTech, Inc. to Chapala. The transaction resulted in approximately $981,000 of assets and $2,081,000 of liabilities being transferred to Chapala. As additional consideration for the sale, the Company received 19.5% of Chapala stock ownership. The Company has valued their interest in Chapala at $0 within the accompanying financial statements and has no obligations to fund the Company's future operations or present liabilities. The transaction was closed on February 5, 1999.

In conjunction with the sale of SouthTech, Inc., the Company was issued a note from Chapala Communications in the amount of $900,000 on February 5, 1999. The note represents the portion of a significant vendor liability that Chapala will be assuming upon the Company obtaining formal waivers and consents from the vendor. The liability represents approximately $900,000 and is recorded within the accompanying balance sheet as of March 31, 1999. In lieu of the formal consent or novation from the vendor on February 5, 1999, the Company accepted the $900,000 note from Chapala and has deferred $900,000 of the gain associated with the transaction. The Company expects to receive a formal consent from the vendor with respect to transfer of a portion of the $900,000 liability during the 4th quarter of fiscal 1999. Upon receipt of such a consent, the Company will recognize an additional gain to the extent of the liability transfer.

Accompanying the sale of SouthTech, the Company completed the restructuring of the Sirrom Capital convertible debenture originally issued September 25, 1997 (as discussed within Liquidity and Capital Resources above).

ELECTION OF BOARD MEMBERS & SHAREHOLDER MEETING - APRIL 13, 1999

On December 31, 1998, Frank LaHaye (first elected in 1993) and Gene Miller (first elected in 1990), two DTS Board members representing Peregrine Ventures, a venture capital firm and the Company's largest single shareholder, tendered their resignations effective the same day. The Board of Directors accepted their resignations and subsequently proposed two replacement candidates for election to the DTS Board of Directors at the Shareholder Meeting scheduled for Tuesday, April 13, 1999 at the Company headquarters. The candidates were nominated by representatives from MicroTel International. With 90% of the shares outstanding voting in the affirmative, the two candidates from MicroTel - Carmine T. Oliva and Jim Butler - were elected to the DTS Board of Directors at the April 13, 1999 Shareholders Meeting. Further, Mr. Oliva was elected Chairman of the Board at a DTS Board meeting held April 13, 1999. The term for Mr. Robert Francis (appointed in 1995 and elected for a two year term in October 1996) expired in October 1998, however, Mr. Francis continued to serve on the Board until April 12, 1999 with the consent of the other Board Members. The current Board of Directors of the Company consists of Mr. Carmine T. Oliva (Chairman and CEO, MicroTel International, Inc.), Chairman; Mr. Jim Butler (CFO, MicroTel International, Inc.); Mr. Andres C. Salazar (CEO, DTS); and Mr. Edwin Kantor (Vice Chairman, Barrington Capital).

Two other proposals were voted on at the April 13, 1999 Shareholder Meeting with both being voted in the affirmative by a substantial margin from the ballots received by the Company. One proposal concerned the increase of stock options for employees and affiliates as a amendment to the Company's 1996 Stock Incentive Plan. An additional 400,000 options were added to the current option pool of that Plan. The remaining proposal requested that KPMG LLP be approved and retained as the Company's independent auditors. The firm has been providing auditing services to the Company since July 1996.

MANAGEMENT CHANGES AND EMPLOYMENT AGREEMENTS WITH CERTAIN EMPLOYEES

At the Board Meeting held on April 13, 1999, a resolution was passed that approved certain management changes and accompanying employment agreements. Mr. Andres C. Salazar, then DTS President and CEO was re-appointed CEO and granted an employment agreement for one year, renewable annually. Simultaneously, Mr. Salazar was appointed Senior Vice President and Group Executive for MicroTel International by the MicroTel Board of Directors. In that role, Mr. Salazar is expected to perform strategic planning services for MicroTel. His advisory services, expected to take up approximately 60% of his time, and expenses incurred on behalf of MicroTel will be reimbursed to DTS by MicroTel. Mr. Woodrow B. Cannon, then DTS Vice President and General Manager, was appointed DTS President and Chief Operating Officer and granted an employment agreement for two years, renewable annually for one year after the first two years. Copies of both of these agreements can be found in adjunct SEC filings by the Company.

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

YEAR 2000 (Y2K) IMPACT ON COMPANY'S INFORMATION TECHNOLOGY

The Company operates an Enterprise Resource Planning ("ERP") software system which has modules supporting order entry, planning, inventory management, operations, and general ledger functions. The vendor of this information system has sent the Company a letter indicating the ERP system is Y2K compliant. The hardware platform vendor, through its web presence, also indicates that the system is Y2K compliant.

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

IMPORTANT CONSIDERATIONS RELATED TO FORWARD-LOOKING STATEMENTS

Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of the company's management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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



-------------------------------------------------------------------------------

PART II. OTHER INFORMATION
-------------------------------------------------------------------------------


ITEMS 1 -  5 ARE NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         Exhibit
         Number            Description of Exhibits

         10.25             Second Amendment to Debenture Purchase Agreement between Sirrom Capital and the
                           Company.

         10.26             Second Amendment to Subordinated Debenture Agreement between Sirrom Capital and the Company.

         10.27             Stock Purchase Warrant Agreement between Sirrom Capital and the Company.

         10.28             Shareholders' Agreement with respect to shares of Chapala Communications, Inc. and the
                           Company.

         10.29             Pledge and Security Agreement between MicroTel International, Inc. and Sirrom Capital.

         10.30             Promissory Note between SouthTech, Inc. and the Company.

         10.31             Security Agreement between SouthTech, Inc. and the Company.

         10.32*            Stock Purchase Agreement between Chapala Communications, Inc. and the Company.

         10.33**           Employment Agreement between Woodrow B. Cannon and the Company.

         10.34**           Employment Agreement between Andres C. Salazar and the Company.

         27.0              Financial Data Schedule (for SEC use only)


(B)      REPORTS ON FORM 8-K

         Form 8-K dated February 5, 1999, filed with the Securities and Exchange
         Commission on February 22, 1999, as amended by Form 8-K/A filed with the Securities and Exchange Commission on February 23, 1999.

* Incorporated by reference to the corresponding exhibit of the Registrant's Form 8-K filed February 22, 1999.

** Constitutes a management contract or compensatory plan or arrangement required to be filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Digital Transmission Systems, Inc.



Date:   May 15, 1999                 By: /s/ Andres C. Salazar
                                        -------------------------------
                                             Andres C. Salazar, President and
                                             Chief Executive Officer


Date:   May 15, 1999                 By: /s/  Clive N. W. Marsh
                                        -------------------------------
                                              Clive N. W. Marsh, Controller
                                              (Principal Accounting Officer)