Form 10KSB
period 1999-06-30
DIGITAL TRANSMISSION SYSTEMS INC \DE\
filed 1999-09-28
CIK 1005179

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-KSB
                             ---------------------
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 1-14198

                             ---------------------

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                               NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                             ON WHICH REGISTERED
-------------------                            ---------------------
Common Stock........................  Philadelphia and Boston Stock Exchanges
Warrants............................  Philadelphia and Boston Stock Exchanges

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                           Common Stock and Warrants
                                (Title of Class)

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    Total revenues for the registrant for the fiscal year ended June 30, 1999 were: $7,538,000.

    At September 28, 1999, there were 4,646,221 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates (based upon the closing price quoted on the OTC Bulletin Board at September 28, 1999 was approximately $1,451,944.

    Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on or before January 31, 2000 (the "1999 Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS

GENERAL

Digital Transmission Systems, Inc., a Delaware corporation ("DTS" or the "Company"), designs, manufactures, and markets a broad range of products for the telecommunications industry. The Company's primary customers are domestic wireless service providers, including those offering cellular telephone services and Personal Communications Services ("PCS") and domestic and international resellers who sell to and service end users with telecom equipment. Customers include Nextel, Alltel Wireless and Alltel Supply, AirTouch, GTE Wireless and Somera Communications.

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

GROWTH IN USAGE OF INTERNET PROTOCOL (IP) PACKET SYSTEMS. The proliferation of packet based data systems using the IP format has led to the advent of IP based telephone services. It is envisioned that future voice communications and data transmission through carrier networks will be increasingly accomplished through IP packet formatted systems. This trend will revolutionize the processing of voice calls and will lead to new services that many carriers are eager to offer.

All of these trends have created and will continue to create the need for cost-effective, quality high-speed network control and network access products, such as those offered by the Company, that permit carriers to economically build and operate networks to address the service requirements of their customers.

THE DTS SOLUTION

DTS has developed an integrated, systems-based, high-speed network control and access solution for wireless and wireline networks that consists of the family of access devices - FlexT1(R), FlexE1(TM), microFlex(TM) and the IP Processor. In fiscal 1998 the Company introduced microFlex, a DS-1 cross connect switch which addresses the need for high speed line concentration in wireless carrier networks and in wireline applications. In April 1999 the Company introduced the IP Processor, a device which allows the connectivity to the internet from cell sites in a wireless carrier network. The Company believes that its products can be combined to offer whole product solutions that provide significant differentiation from competitive offerings in the marketplace with respect to size, price, feature density and reliability.

The FlexT1 and FlexE1 network access products provide integrated access to public network services for both domestic ("T1") and international ("E1") markets. The FlexT1 and FlexE1 are provided in a compact physical package, are expandable and allow an end user to access many of the business services available from the public network. These products also enable the sharing of telecommunication facilities among the different services, such as voice, video, the Internet and facsimile, thus reducing the number of access lines the user must lease and potentially reducing overall telecommunications expenses. A companion product to the FlexT1/E1 family is microFlex(TM), a cross connect switch or "DACS" (Digital Access Cross Connect Switch). The microFlex offers non-blocking DS0 cross connect capability for up to sixteen T1's or E1's in a one RU (1.75 in.) high package. This product has applications in hubbing or grooming environments involving many aggregate lines such as those found when concentration of voice lines from several cell sites are necessary before transport to the central switching center.

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

DEVELOP AND EXPAND ON FLEXIBLE AND MODULAR PLATFORMS. The Company continues to expand upon its modular Flex and microFlex and IP Processor line of network access products and plans to add various modules for feature enhancements, facilitating continued utilization of Flex products as new applications are developed.

The Company was certified in December 1994 as an ISO 9001 supplier, thus establishing its quality assurance credentials for the international arena.

PRODUCTS AND TECHNOLOGY

The Company's products facilitate network access, bandwidth management, network control and delivery of high-speed digital telecommunications services.

MICROFLEX PRODUCT

During fiscal 1998 the Company introduced microFlex which in conjunction with FlexT1/E1 allows more efficient use of high speed lines which a wireless carrier utilizes to connect voice and other traffic between cell sites and its switching center. In particular, microFlex offers cross connect functionality between segments of one high speed line (T1 or E1) with another in a total set of up to sixteen high speed lines.

FLEXT1 AND FLEXE1 PRODUCT FAMILY

The FlexT1 family of products provides integrated access to public network telecommunications services. The FlexT1 consists of single and multi-slot enclosures that are customized with various card sets to satisfy a wide range of network access applications. The FlexE1 provides much of the same functionality currently available in the FlexT1 for countries using the E1 (international) standard. Customer equipment needs include N x 56/64 Kbps and full T1 interfaces for data, voice and video applications.

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

IP PROCESSOR PRODUCTS

The IP Processor product from DTS provides wireless carriers a means for connecting cell sites in their network to the internet. This connectivity enhances the ability of the carrier to remotely access various pieces of equipment at the cell site for maintenance and network control purposes. This password protected access would be available from any personal computer connected to the internet. In addition, a craftsperson at the cell site would have access to the internet resources for accessing equipment user manual information.

The Company offers its complete set of products to wireless and wireline service providers through a direct sales force. A secondary channel to telecommunications service providers exists through selected reseller arrangements. Reseller agreements were signed with Alltel Supply and Somera Communications who distribute telecommunications equipment to telephone service providers and private network users. Additionally, the Company has recently expanded its list of customers to include major wireless service providers such as Nextel, GTE Wireless, DigiPH, Aliant Cellular and U.S. West Wireless.

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

The Company's principal competition to date has come from major telecommunications equipment suppliers active in certain market segments. In the network access marketplace, ADC Kentrox (a subsidiary of ADC
Telecommunications Inc.), Premisys Corporation, Digital Link Corporation, Carrier Access Corporation, Paragon Networks, Inc., Adtran Inc. and Newbridge Networks, Inc. are competitors.

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

For several of the DTS products subassemblies and finished circuit boards are brought to DTS headquarters for final assembly, system integration, testing and product burn-in. Defective subassemblies are returned to the contract manufacturers for root cause analysis and process problem resolution. System test development is jointly done by the Company's engineering and quality assurance personnel. Most DTS product board assemblies contain surface mount technology ("SMT") components so that only minor touch-up is possible by DTS manufacturing personnel.

High quality is demanded by all DTS' customers. The Company continues to strive for quality in the design and the manufacturing of products in order to attain a competitive advantage. All key procedures in the Company have been documented and Company policy requires that employees follow these procedures. It is the Company's belief that this policy promotes consistency in the delivery of value to the customer. This effort led to ISO 9001 certification for the Company in December, 1994 and numerous successful follow-up compliance surveillance audits. The Company believes that ISO 9001 certification has become important for international trade, since overseas customers can feel assured that quality-based processes have been followed.

PRODUCT DEVELOPMENT

The market value of the Company's diversified network access and control systems is based upon its core technologies in customer terminal interfaces for voice and high-speed data applications, T1 networking and microwave radio applications. Additionally, the Company has valuable experience in public, private and cellular T1 networking standards and control systems. The Company's product development efforts are currently concentrated in the T1 network access, transport and control areas.

The Company's resident core technologies resulting from the developments of the Flex and microFlex products include:

-   T1/E1 multiplexing of voice and high speed data signals

-   T1/E1 alarm reporting and trunk conditioning

-   Network performance monitoring and testing

-   TI ESF data link message transport

-   SNMP protocol processing

-   TCP/IP protocol message handling

-   10Base5 and 10BaseT Ethernet Media Access Control

-   Microprocessor-based product design

-   Real time processing of control and data signals

-   Design of programmable logic device

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

The technologies listed above are being used by the Company's product development group to design wireless products and enhancements for the FlexT1/E1 platform.

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

The Company currently owns the trademarks of "FlexT1," "FlexE1," "microFlex,." It has also filed federal trademark applications for FlexSentry, FlexCell, FlexE1 internationally, and these applications were published for opposition in the Trademark Office after examination. The applications for FlexCell and FlexE1 were formally opposed by Fujitsu Network Transmission Systems, Inc. Fujitsu has alleged that the trademark registrations should be denied because of their prior rights filed on a trademark application for FlexR, for certain access controllers. The Company and Fujitsu have reached an agreement whereby the DTS trademarks can be used with few restrictions.

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

RESEARCH AND DEVELOPMENT COSTS

During fiscal years 1999 and 1998, the Company's expenditures in product development were $1.4 million and $2.4 million, respectively. The decrease in spending from 1999 to 1998 is primarily due to the divestiture of SouthTech, Inc., the Company's international subsidiary, and to a corporate downsizing executed in the summer of 1998. During fiscal 1999, the Company capitalized approximately $136,000 primarily for the development of an Enhanced Lightning Protection FlexT1 CSU (ELP) and the continuing development of the Internet Protocol Processor card set. During fiscal 1998, the Company capitalized approximately $583,000 primarily for the development of the Company's international product line. It was determined that the future recoverability of the capitalized costs of certain features developed for the aforementioned product line was not assured and that the value of the asset was impaired. As a result, approximately $414,000 of the asset was written off during the year ended June 30, 1998 and appropriately charged to Cost of Sales in the accompanying 1998 financial statement data.

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

The Company's products are designed to be Year 2000 compliant and have been adequately tested as to conformance with Year 2000 date processing. All products tested passed the conformance test and have been appropriately certified as Year 2000 compliant by the Company. The Company did not incur and does not expect to incur any material costs to address Year 2000 compliance issues. The Company is in the process of developing a contingency plan to address any instances of Year 2000 non-compliance and expects to complete such a contingency plan by October 1999. The Company has a number of material relationships with third parties and is aware of the risks involved and is currently analyzing the potential impact on future operations. The Company is, however, aware of the risk that third parties, including vendors and customers of the Company, will not adequately address the Year 2000 problem and the resultant potential adverse impact on the Company.

Notwithstanding the above, there can be no assurance that the Company's internal systems or products will operate beyond 1999 or that major business disruptions will not occur in mission critical systems and processes.

EMPLOYEES

As of June 30, 1999, the Company had approximately 29 full-time employees, of whom 7 are technical personnel engaged in developing the Company's products, 6 are marketing and sales personnel, approximately 7 are quality assurance and operations personnel and 9 are involved in administration and finance. All of the Company's employees are full-time. The Company's employees are not unionized and the Company believes that its employee relations are good.

BACKGROUND OF THE COMPANY

A predecessor by merger to the Company was incorporated in Delaware in 1984. The Company was originally incorporated in Delaware in 1992 as Netra Inc. and changed its name to Digital Transmission Systems, Inc. in 1995 in conjunction with the merger with its wholly-owned subsidiary Digital Transmission Systems, Inc., a California corporation. On March 4, 1996, the Company completed a public offering of 1,220,700 Units each consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at a price of 120% of the unit offering price of $7.50. On February 18, 1997, trading of the Units was split into separate trading of the underlying Common Stock and Warrants. The Company stock was delisted from the NASDAQ small cap exchange on October 15, 1998 and is currently being traded as an OTC Bulletin Board issue.

ITEM 2.   PROPERTIES

The Company's operations are located in an approximately 18,000 square foot facility in a technology park in Norcross (in the greater Atlanta, Georgia area). In May of 1993, the Company entered into a six year lease for its current facility with a three year extension signed in May 1998. The lease was re-negotiated in late 1998 concerning the amount of leased space dropping from 24,000 square feet to 18,000 square feet. The base annual triple-net rate for this space is $7.02 per square foot, including amortization of build-out costs of approximately $150,000, and escalates by 4% per year. Approximately 6,000 square feet is sub-leased to the Company's affiliate - Linkanet Labs under a services agreement. The Company believes its facilities are suitable and adequate for its purposes.

ITEM 3.   LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters, including the litigation discussed in the previous paragraph, will not have a material adverse effect on the Company's financial position, results of operations, or liquidity. The Company is not a party to any material legal proceedings. From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

On October 14, 1998, the Company was de-listed from NASDAQ due to noncompliance with a net worth requirement of $2,000,000 for continued listing. The Company's common stock, with symbol DTSX, continues to trade on the OTC Bulletin Board.

On March 4, 1996, the Company completed a public offering of 1,220,700 Units ("Units"), each consisting of one share of Common Stock ("Common Stock") and one Warrant ("Warrant") to purchase one share of Common Stock at an exercise price per share equal to 120% of the initial public offering price of the Units. The shares of Common Stock and Warrants were not detachable or separately transferable, and could only have been traded as part of a Unit until February 18, 1997 (the "Separation Date"), when each Unit was separated into one share of Common Stock and one Warrant. The Common Stock and Warrants have been listed on the NASDAQ SmallCap Market, the Company's principal market, under the symbols DTSX and DTSXW, respectively, and were listed on the Philadelphia Stock Exchange and the Boston Stock Exchange under the symbols DTS and DTS.W, respectively. The Units previously traded on the NASDAQ Market and the Philadelphia and Boston exchanges. The price per Unit reflected in the table below represents the range of low and high closing sale prices for the Company's Units as reported by the NASDAQ Stock Market for the quarters indicated:


                    Quarter Ended                                          High Price       Low Price
----------------------------------------------------                       ----------      ----------
Commencing March 4, 1996 and ending March 30, 1996                         $    9.375       $      8
June 30, 1996                                                              $    14.75       $      9
September 30, 1996                                                         $    15.50       $     14
December 31, 1996                                                          $    16.25       $ 14.125
Commencing January 1, 1997 and ending February 14, 1997                    $    18.00       $ 13.875

On February 18, 1997 the Common Stock and Warrants underlying the Units began trading separately and the Units ceased to trade. Both the Common Stock and Warrants traded on the NASDAQ Market and the Philadelphia and Boston exchanges. On October 14, 1998, the Company's securities ceased to be listed on NASDAQ and continue to trade on the OTC Bulletin Board. The price per share of the Company's Common Stock in the table below represents the range of low and high closing sale prices as reported by the NASDAQ Stock Market or the OTC Bulletin Board for the quarters indicated:


                    Quarter Ended                                          High Price       Low Price
----------------------------------------------------                       ----------      ----------
Commencing February 18, 1997 and ending March 31, 1997                      $     13        $   10.75
June 30, 1997                                                               $  12.50        $   10.25
September 30, 1997                                                          $  11.25        $       9
December 31, 1997                                                           $  9.438        $    3.50
March 31, 1998                                                              $  6.875        $       4
June 30, 1998                                                               $  6.875        $   2.875
September 30, 1998                                                          $  3.125        $    0.75
December 31, 1998                                                           $  0.875        $    0.10
March 31, 1999                                                              $ 0.8125        $    0.20
June 30, 1999                                                               $ 0.8125        $  0.2187

The price per share of the Company's Warrants in the table below represents the range of low and high closing sale prices as reported by the NASDAQ Stock Market or the OTC Bulletin Board for the quarters indicated:


                    Quarter Ended                                          High Price       Low Price
----------------------------------------------------                       ----------      ----------

Commencing February 18, 1997 and ending March 31, 1997                      $       5        $  2.875
June 30, 1997                                                               $    4.25        $  2.375
September 30, 1997                                                          $    3.25        $   2.50
December 31, 1997                                                           $       2        $   1.50
March 31, 1998                                                              $       1        $   0.50
June 30, 1998                                                               $    0.50        $   0.20
September 30, 1998                                                          $   0.375        $ 0.0312
December 31, 1998                                                           $  0.0312        $ 0.0001
March 31, 1999                                                              $   0.125        $ 0.0001
June 30, 1999                                                               $   0.001        $ 0.0001

The closing sale price of the Company's Common Stock as reported by the OTC Bulletin Board on June 30, 1999 was $0.3125. The closing sale price of the Company's Warrants as reported by the OTC Bulletin Board on June 30, 1999 was $0.0001.

The total number of shareholders of record of the Company's common shares as of September 27, 1999 was approximately 45. Because a substantial portion of shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these record holders.

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

OVERVIEW

In fiscal 1999 the Company undertook a significant downsizing by selling its international division - SouthTech, Inc. and by completing an over 40% reduction in staff of the domestic business. These actions were undertaken in order to continue operations under severe working capital constraints. Substantial operating losses were experienced by SouthTech, Inc. over a period of several years. Negotiations during the 1999 fiscal year with the Company's bank, its debt holder and various suppliers have resulted in renewed compliance with debt covenants and an orderly pay down of trade debt over a longer period of time - usually a year or longer. Due to this restructuring and the Company's constraints in working capital, net sales for the 1999 fiscal year decreased nearly fifty percent from a historical high of $15.5 million in fiscal 1998 to $7.5 million in fiscal 1999. However, the Company posted a loss of $424,000 for fiscal 1999 as compared to a loss of $8.38 million for fiscal 1998 representing a substantial decrease of approximately 95%. The operational contribution to the net loss was realized in the first fiscal half of 1999 whereas the second fiscal half witnessed consecutive profitable quarters both operationally and on a net income basis. The third quarter of fiscal 1999 was the first operationally profitable quarter for the Company in three years. One-time gains from the sale of SouthTech, Inc. were realized in both second half quarters and are included as a separately captioned line item on the accompanying financial statements. However, there can be no assurance that the Company will be profitable in any future quarters.

The FlexT1/E1 products contribute the bulk of the Company's domestic revenues. They are sold primarily to major USA based wireless service providers while SKYPLEX products, consisting of spread spectrum radio modules, were associated with the Company's international subsidiary - SouthTech, Inc. - and found many applications for unlicensed microwave network connections in Latin American and Asia Pacific markets.

International sales decreased approximately 74% from $5.3 million in fiscal 1998 to $1.4 million in fiscal 1999. As a percentage of the Company's sales, international sales accounted for 19% of total revenue in fiscal 1999 as compared to 34% of total revenue in fiscal 1998. Domestic sales decreased approximately 40% from $10.2 million in fiscal 1998 to $6.1 million in fiscal 1999.

Industry trends which may also affect the Company's operating results include the rate of demand for cellular and PCS services, the market acceptance of high speed wireline service from telecommunications service providers, and the level of investment in telecommunications infrastructure by developing countries over the next few years

COMPARISON OF YEARS ENDED JUNE 30, 1999 AND JUNE 30, 1998

The following table sets forth certain financial data derived from the Company's Statements of Operations (dollars in thousands):



                                              YEAR ENDED               YEAR ENDED
                                             JUNE 30, 1999            JUNE 30, 1998
                                        -----------------------  ------------------------
                                                        % of                     % of
                                            $           Sales        $           Sales
                                        ---------     ---------  ----------     ---------
Net sales                                $ 7,538        100       $ 15,579          100
Gross profit                               2,774         37          1,858           12
Product development                        1,353         18          2,367           15
Selling, general and administrative        3,014         40          7,018           45
Net loss                                    (424)        (6)        (8,380)         (54)


NET SALES. Net sales decreased by 52%, to $7,538,000 for the year ended June 30, 1999, from $15,579,000 for the year ended June 30, 1998. The sales mix, and the resulting percentage of total sales, is shown in the table below (dollars in thousands):



                                           PERCENTAGE OF
                                              TOTAL
                        FISCAL YEAR         FISCAL YEAR
                       ENDED JUNE 30,      ENDED JUNE 30,
                    -------------------   ---------------
                     1999         1998     1999     1998
                    ------      -------   ------   ------
FlexT1/E1           $5,623      $ 9,960       75       64
SKYPLEX              1,402        5,224       18       34

MicroFlex              459          214        6        1

Other products          54          181        1        1
                    ------      -------      ---      ---
     Totals         $7,538      $15,579      100      100
                    ------      -------      ---      ---

During the year ended June 30, 1999, two customers accounted for greater than 10% each of the Company's sales. Nextel represented 30% of total sales and Alltel (a reseller/integrator of telecommunications products) accounted for approximately 35% of the Company's sales. Revenues from the Company's FlexT1/E1 product line decreased over 44% from $9,960,000 in the year ended June 30, 1998 to $5,623,000 in the year ended June 30, 1999. Revenues from SKYPLEX (both international and domestic customers) decreased by 73% from $5,224,000 in the year ended June 30, 1998 to $1,402,000 in the year ended June 30, 1999, the decrease partly due to sales registered only through February 5, 1999, the date of the sale of SouthTech, Inc. The microFlex product, introduced in fiscal 1998, realized $459,000 in sales for fiscal 1999 compared to $214,000 in sales in fiscal 1998, an increase of 114%. Total international sales decreased by approximately 74% from $5,333,000 in the year ended June 30, 1998 to $1,402.000 in the year ended June 30, 1999.

GROSS PROFIT. Gross profit for the year ended June 30, 1999 increased 49% to $2,774,000 from $1,858,000 for the year ended June 30, 1998. As a percentage of sales, gross profit increased from 12% for the year ended June 30, 1998 to 37% for the year ended June 30, 1999. The increase is primarily due to the increase in the higher margin product mix (FlexT1 and microFlex) for the year ended June 30, 1999 as compared to June 30, 1998. For the year ended June 30, 1999 and 1998, sales of the Company's FlexT1 and microFlex products represented approximately 81% and 65%, respectively, of total sales recorded for each respective fiscal year.

PRODUCT DEVELOPMENT. Product development expenses decreased from $2,367,000 for the year ended June 30, 1998 to $1,353,000 for the year ended June 30, 1999. Approximately $136,000 of development costs related to new products were capitalized during the fiscal 1999 year, as compared to $583,000 during the year ended June 30, 1998. During the fourth quarter of the year ended June 30, 1998, management determined that, given the anticipated direction of the Company's product line, certain product features that had been developed for the SKYPLEX international product line and capitalized as product development costs would not be implemented in the foreseeable future. Consequently, it was determined that the future recoverability of the cost of those features was not assured and that the value of the asset was impaired. Accordingly, the Company wrote off $414,000 of these capitalized costs during the year ended June 30, 1998. As a percentage of sales, total product development costs increased from 15% for the year ended June 30, 1998 to 18% for the year ended June 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased 57%, from $7,018,000 for the year ended June 30, 1998 to $3,014,000 for the year ended June 30, 1999. Selling expenses decreased by 58% from $4,854,000 for the year ended June 30, 1998 to $2,026,000 for the year ended June 30, 1999. The decrease resulted from the decrease in revenue of approximately 52% coupled with sales personnel reductions and cost saving measures instituted during early fiscal 1999. Selling expenses as a percentage of net sales decreased from 31% for the year ended June 30, 1998 to 27% for the year ended June 30, 1999. General and administrative expenses decreased from $2,164,000 for the year ended June 30, 1998 to $988,000 for the year ended June 30,1999. As a percentage of net sales, general and administrative expenses decreased slightly from 14% for the year ended June 30, 1998 to 13% in the year ended June 30, 1999.

NET INCOME/(LOSS). The net loss decreased from $8,380,000 for the year ended June 30, 1998 to a loss of $424,000 for the year ended June 30, 1999. This decrease resulted primarily from significant expense reductions and an increased sales mix percentage of the Company's higher margin FlexT1 product line as compared to the prior year.

COMPARISON OF YEARS ENDED JUNE 30, 1998 AND JUNE 30, 1997

The following table sets forth certain financial data derived from the Company's Statements of Operations (dollars in thousands):


                                              YEAR ENDED                YEAR ENDED
                                             JUNE 30, 1998             JUNE 30, 1997
                                         --------------------      ---------------------
                                                       % of                      % of
                                            $          Sales          $          Sales
                                         --------     -------      --------     --------
Net sales                                $ 15,579        100       $ 14,484        100
Gross profit                                1,858         12          4,639         32
Product development                         2,367         15          2,458         17
Selling, general and administrative         7,018         45          6,331         44
Net income (loss)                          (8,380)       (54)        (4,190)       (29)


NET SALES. Net sales increased by 8%, to $15,579,000 for the year ended June 30, 1998, from $14,484,000 for the year ended June 30, 1997. The sales mix, and the resulting percentage of total sales, is shown in the table below (dollars in thousands):


                                                    PERCENTAGE OF
                                                        TOTAL
                               FISCAL YEAR           FISCAL YEAR
                              ENDED JUNE 30,        ENDED JUNE 30,
                           --------------------    ----------------
                            1998         1997       1998     1997
                           -------      -------    -------  -------
MCI network control             --      $ 4,394       --       30
Other network control           --          940       --        6
FlexT1 / E1                $ 9,960        4,861       64       34
SKYPLEX                      5,224        3,342       34       23
DIV modem                       10          556       --        4
Other products                 385          391        2        3
                           -------      -------      ---      ---
     Totals                $15,579      $14,484      100      100
                           =======      =======      ===      ===

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

NET INCOME/(LOSS). The net loss increased from $4,190,000 for the year ended June 30, 1997 to a loss of $8,380,000 for the year ended June 30, 1998. This increase resulted primarily from higher general and administrative expenses, higher product and service costs of newer products, increases in inventory obsolescence and warranty reserves, a write off of the deferred tax asset and the shift in product mix to lower margin products.

SALE OF DTS STOCK BY SIGNIFICANT SHAREHOLDER - PEREGRINE VENTURES

On December 31, 1998 an option to purchase 1,738,159 common shares of DTS stock was granted to MicroTel International ("MicroTel") by Peregrine Ventures, a California based limited partnership and shareholder of DTS, in consideration for a certain amount of MicroTel common stock. On the same date, the two DTS Board members representing Peregrine Ventures interests, tendered their resignations effective immediately. The option, due to expire on January 31, 1999, was exercised by MicroTel and thus became DTS' largest single shareholder, holding approximately 40% of the then outstanding stock. Two MicroTel representatives were subsequently elected to the DTS Board of Directors at the DTS Shareholders Meeting held on April 13, 1999. MicroTel is a Delaware corporation whose stock is publicly traded on the OTC Bulletin Board under the ticker symbol MCTL. In addition to various subsidiaries whose principal business is to manufacture and market power supplies, keypads, video displays, circuit boards and other electronic assemblies to a variety of aerospace and communications clients MicroTel also owns two CXR subsidiaries - CXR Telcom and CXR S.A. which manufacture and market telecommunications products to telco and private network users.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended June 30, 1999 and 1998, the Company incurred losses of $424,000 and $8,380,000, respectively, and has a net capital deficit of $2,428,000 as of June 30, 1999. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required. The Company is pursuing additional equity financing through discussions with potential investors and is pursuing potential merger or acquisition candidates.

The Company's line of credit agreement with Silicon Valley Bank and Debenture Purchase Agreement with Sirrom Capital (FINOVA) was amended on February 25, 1999 and February 5, 1999, respectively, and has enabled the Company to come into compliance with all revised loan covenants as set forth in the amended agreements. Additionally, the Company's net deficit has been reduced from $3,568,000 as of June 30, 1998 to $2,428,000 as of June 30, 1999. These
accomplishments and the profitability of the last half of the fiscal year ended June 30, 1999 have improved the Company's financial condition from June 30, 1998. However, there can be no assurance that the Company will be profitable in the future.

EQUITY. On October 14, 1998, NASDAQ delisted the Company because the Company did not meet the listing requirement of minimum net assets. The Company's securities are currently traded on the OTC Bulletin Board. The delisting action has hampered the Company's efforts to raise capital through a private placement of its stock with qualified investors. However, the Company employed several programs in an effort to help the Company preserve cash which, in the first and second fiscal quarters of 1999, was used to fund severance costs of terminated employees, to fund payroll and essential expenses and the purchase of supplies from critical vendors. First, a group of employees and affiliates volunteered to forego or delay salary, commission and other compensation payments through a restricted stock for cash program offered by Board resolution on August 10, 1998. Under that program a total of approximately 395,612 common shares were approved by the Board to compensate those employees and affiliates in return for cancellation of salary or other compensation payments totaling $52,320 and a delay of payment of another $62,206. These shares cannot be pledged, sold or traded until November 30, 1999 at which time, under Rule 144, they will have the restricted legend removed from their certificates and are freely tradable. Secondly, another program to preserve cash has been to work out extended payment terms with certain key material suppliers for overdue amounts payable. The Company completed formal negotiations with three critical suppliers and established extended payment terms (over a 12 month period) for overdue amounts payable. Third, non-critical suppliers have been offered settlements in the form of uniform terms and reduced but immediate cash payments for cancellation of long standing past due amounts. A total of $402,000 of amounts payable have been settled for a reduced amount under these conditions. The Company has recorded an extraordinary gain of $359,000 to reflect the settlement transactions closed during the third quarter of fiscal 1999 and is included in the accompanying financial statements.

LINE OF CREDIT ARRANGEMENT. On April 10, 1997, the Company established a bank line of credit agreement with Silicon Valley Bank which made available $2,500,000 in borrowings with availability based on the Company's accounts receivable. The loan was amended on March 18, 1998 to increase the maximum eligible borrowing to the lesser of $4,000,000 or 80% eligible receivables plus 30% of eligible inventory, as defined, through the maturity date of April 10, 2000. The loan is secured by the Company's assets and bore interest at the rate of prime plus 2.25% (10% at June 30, 1999). A net worth covenant was amended on March 16, 1998, requiring the Company to have a net worth of $1,000,000. In September 1998, the Company agreed to a UCC filing whereby all assets of the Company become collateral under the Agreement. The loan required a monthly monitoring fee of $1,000 and a commitment fee of 0.125% due monthly on the unused portion of the facility. The agreement term was two years with an automatic renewal each year unless written notice of termination was given by one of the parties. The Company issued 60,000 two year warrants to Silicon Valley Bank at a strike price of $5.25 each as consideration for the amended agreement. On February 25, 1999 the Company formally signed an amendment to the loan agreement with Silicon Valley Bank which modified previous loan covenants. The revised covenants are primarily based upon minimum monthly and quarterly revenue levels. As consideration for the amended agreement, the Company issued 250,000 two year warrants for common stock of the Company at $0.119 per share which represents the market price of the Company's common stock at the close of business on December 2, 1998 when the new agreement was reached. The financial and accounting value of the warrants issued is immaterial to the Company's financial statements and has not been recorded as of June 30, 1999. Under the revised agreement the maximum borrowing has been reduced to the lesser of a total of $1,500,000 or 80% of eligible receivables plus the lesser of 30% of eligible inventory or $600,000; limited to $500,000 as of December 15, 1998 and $400,000 as of January 15, 1999. On March 3, 1999, the credit limit was again modified to the lesser of 30% of eligible inventory or $475,000, with such limit reduced by $25,000 every two weeks until such limit is $400,000. The Company was in compliance with all loan covenants as set forth in the revised bank agreement as of June 30, 1999.

LONG TERM DEBT. During fiscal 1998, the Company issued $4 million of 11.5% subordinated debentures to Sirrom Capital of Nashville, Tennessee. During March 1999, The FINOVA Group consummated its previously announced acquisition of Sirrom Capital Corporation. Sirrom Capital subsequently began operating as FINOVA Mezzanine Capital, ("Finova"), a specialty finance company, headquartered in Nashville, Tennessee. The aforementioned debentures were issued on September 25, 1997 with a contractual due date of September 25, 2002. The Debenture Purchase Agreement contained numerous rights, privileges, and conditions in favor of the lender, only certain of which have been included herein. The debentures were convertible at any time by the lender into common stock of the Company at a conversion price of $10.25 per share, subject to adjustment in certain events. The conversion price would change to $8.00 per share if the Company's common stock were trading for less than that amount on September 25, 1998. The debentures were redeemable by the Company after September 1999 provided that (a) the Company pays the lender additional interest such that the lender would receive an effective compounded 20% interest rate from inception of the loan or (b) the 20-day average bid price for the Company's stock exceeds $15.00 per share.

The debentures may be required to be redeemed by the Company at the option of the lender at any time prior to maturity if (a) there is a change in control, as defined in the Debenture Agreement, (b) the Company's common stock is delisted from NASDAQ, or (c) the Company's common stock ceases to be publicly traded at the sum of the principal amount of the debentures tendered for redemption, plus any accrued and/or unpaid interest outstanding related to the debentures, plus 15% interest on outstanding principal and interest amounts due, plus any expense or costs owed to the lender as set forth in the Debenture Agreement. Due to continued noncompliance with debt covenants and the NASDAQ listing criteria, (the Company's stock was delisted as of October 14, 1998), the Company was in default of the debt agreement with Finova during the first half of fiscal 1999. However, accompanying the sale of the Company's international subsidiary, SouthTech, Inc., Finova agreed to restructure the $4,000,000 debenture with the Company by transferring $1,000,000 to SouthTech, Inc. as it was sold to Chapala Communications. In addition, Finova agreed to convert $1,000,000 along with accrued but unpaid interest of $314,333 into Series A convertible preferred stock which bears no dividends and is convertible into the Company's common stock at $1.00 per share. The remaining $2,000,000 debenture, convertible now at $1.00 per share and bearing interest at 10% per annum, requires an interest payment of $200,000 on February 5, 2000.

After February 5, 2000, interest under the debenture is to be paid (i) on each June 1, September 1, December 1, and February 1 until and including February 1, 2002 (ii) on the first day of each month commencing March 1, 2002 and (iii) on the final maturity date of February 5, 2004. Monthly interest payments shall be accompanied by payments of principal on the first day of each month (i) beginning on February 1, 2002, in the amount of $55,555 each, and (ii) beginning on February 1, 2003 in the amount of $111,111 each, and (iii) all remaining principal shall become due on February 5, 2004. As consideration for the restructuring of the convertible debenture by Finova, the Company granted 702,615 warrants to Finova with a strike price of $1.00 per share. The warrants were valued at $188,000 and has been allocated to Other Assets within the accompanying balance sheet. The warrant value will be amortized over the life of the amended debenture agreement which approximates 5 years.

CASH. As of June 30, 1999, the Company had approximately $217,000 in cash and cash equivalents. For the year ended June 30, 1999, $305,000 was provided by operating activities as compared to cash used in operations of $2,786,000 for the year ended June 30, 1998. The net loss for the period ended June 30, 1999 of $424,000 includes non-cash depreciation and amortization charges of $853,000, a non-cash recorded gain of $1,461,000 recognized upon the sale of the Company's international subsidiary, SouthTech, Inc. and an additional non-cash recorded gain of $359,000 recognized in conjunction with certain debt restructuring. Exclusive of the non-cash charges, cash was provided for operations primarily through a decrease in accounts receivable and inventory of $899,000 and $1,392,000, respectively.

The Company purchased $85,000 and $658,000 of property, plant and equipment during the year ended June 30, 1999 and 1998, respectively. In addition, the Company capitalized certain product development expenses paid to outside contractors. During the year ended June 30, 1999, the Company capitalized $136,000 of such costs as compared to capitalized costs of $583,000 for the year ended June 30, 1998.

CREATION AND SALE OF SOUTHTECH, INC.

At its April 1998 meeting the DTS Board of Directors approved the creation of a wholly owned subsidiary - SouthTech, Inc. ("SouthTech"), to which certain assets and liabilities will pertain and whose business purpose is the administration and growth of the Company's international business. The subsidiary was legally created as a Georgia corporation in July 1998. The SKYPLEX and DIV product lines and associated intellectual property together with the payables and receivables pertaining to the sales realized from those product lines form part of the assets and liabilities transferred. Since its creation, investment capital had been sought for the subsidiary in order to fund its operating losses which have been substantial in the past for the Company's international business. Cash resources of the Company had been used for the purposes of developing the SKYPLEX I product line, a set of microwave radio products utilizing spread spectrum technology, and developing sales distribution channels in Latin America, Asia Pacific and the Mid-East global sectors.

The Company entertained an offer from a private group of investors to buy SouthTech, Inc. in the latter part of 1998 but the offer was later withdrawn on November 10, 1998. In late November 1998, Chapala Communications, Inc. ("Chapala"), a Georgia based company, offered to purchase the stock of SouthTech. The sale involved the transfer of certain assets and liabilities of SouthTech, Inc. to Chapala. The transaction resulted in approximately $981,000 of assets and $2,081,000 of liabilities being transferred to Chapala. As additional consideration for the sale, the Company received 19.5% of Chapala stock ownership. SouthTech was later merged into Chapala and the resulting entity was named Linkanet Labs, Inc. ("Linkanet"). The Company has assigned zero value to its interest in Linkanet within the accompanying financial statements and has no obligations to fund the Linkanet's future operations or present liabilities. The SouthTech purchase and sale transaction was closed on February 5, 1999.

In conjunction with the sale of SouthTech, Inc., the Company was issued a note from Chapala Communications in the amount of $900,000 on February 5, 1999. The note represented the portion of a significant vendor liability that Chapala (later Linkanet) would be assuming upon the Company obtaining formal waivers and consents from the vendor. In lieu of the formal consent or novation from the vendor on February 5, 1999, the Company accepted the $900,000 note from Chapala and deferred $900,000 of the gain associated with the transaction. The Company received a formal consent from the vendor with respect to transfer of a portion of the $900,000 liability during the 4th quarter of fiscal 1999 and has recognized the additional gain in the same fiscal quarter of 1999. After consideration of the vendor novation and payments or credits made towards the vendor payable, the balance owed from the original note of $900,000 was reduced to $127,300 as of June 30, 1999.

Accompanying the sale of SouthTech, the Company completed the restructuring of the Finova convertible debenture originally issued September 25, 1997 (as discussed within Long Term Debt above).

SHAREHOLDER MEETING AND ELECTION OF BOARD MEMBERS - APRIL 13, 1999

On December 31, 1998, Frank LaHaye (first elected in 1993) and Gene Miller (first elected in 1990), two DTS Board members representing Peregrine Ventures, a venture capital firm and the Company's then largest single shareholder, tendered their resignations effective the same day. The Board of Directors accepted their resignations and subsequently proposed two replacement candidates for election to the DTS Board of Directors at the Shareholder Meeting scheduled for Tuesday, April 13, 1999 at the Company headquarters. With 90% of the shares outstanding voting in the affirmative, two candidates from MicroTel - Carmine T. Oliva and Jim Butler - were elected to the DTS Board of Directors at the April 13, 1999 Shareholders Meeting. Further, Mr. Oliva was elected Chairman of the Board at a DTS Board meeting held April 13, 1999 (Mr. Oliva later resigned his position as DTS Chairman, effective July 28, 1999). The term for Mr. Robert Francis (appointed in 1995 and elected for a two year term in October 1996) expired in October 1998. However, Mr. Francis continued to serve on the DTS Board until April 12, 1999 with the consent of the other Board Members. The current Board of Directors of the Company consists of Mr. Edwin Kantor (Co-CEO and Co-Chairman, HCFP Brenner Securities); Mr. Carmine T. Oliva (Chairman and CEO, MicroTel International, Inc.); Mr. Jim Butler (CFO, MicroTel International, Inc.); Mr. Andres C. Salazar (CEO, DTS).

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

MANAGEMENT AND EMPLOYMENT AGREEMENTS

At the Board Meeting held on April 13, 1999, a resolution was passed that approved certain management changes and accompanying employment agreements. Mr. Andres C. Salazar, then DTS President and CEO was re-appointed CEO and granted an employment agreement for one year, renewable annually for two one-year extensions. Simultaneously, Mr. Salazar was appointed Senior Vice President and Group Executive for MicroTel International by the MicroTel Board of Directors. In that role, Mr. Salazar is expected to perform strategic planning services for MicroTel. His advisory services, expected to take up approximately 60% of his time, and expenses incurred on behalf of MicroTel will be reimbursed to DTS by MicroTel. Mr. Woodrow B. Cannon, then DTS Executive Vice President and General Manager, was appointed DTS President and Chief Operating Officer and granted an employment agreement for two years, renewable annually for one year after the first two years for two one-year extensions. Copies of both of these agreements with commencement dates of March 2, 1999 can be found in adjunct SEC filings by the Company.

SEASONALITY

The Company's sales have been subject to quarterly fluctuations mainly due to the purchasing cycle of the Company's major customers. Other fluctuations occur due to increased build-out of the telecommunications infrastructure during certain months of the year. The Company's business plan is to continue the diversification of its product offerings, further develop its distribution channels and further expand its customer base. The Company believes that the implementation of this plan will decrease the seasonality of its sales. The Company operates with a moderate level of backlog for each product line due to advance purchase commitments and production lead times.

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

The Company's products are designed to be Year 2000 compliant and have been adequately tested as to conformance with Year 2000 date processing. All products tested passed the conformance test and have been appropriately certified as Year 2000 compliant by the Company. The Company did not incur and does not expect to incur any material costs to address Year 2000 compliance issues. The Company is in the process of developing a contingency plan to address any instances of Year 2000 non-compliance and expects to complete such a contingency plan by October 1999. The Company has a number of material relationships with third parties and is aware of the risks involved and is currently analyzing the potential impact on future operations. The Company is, however, aware of the risk that third parties, including vendors and customers of the Company, will not adequately address the Year 2000 problem and the resultant potential adverse impact on the Company.

Notwithstanding the above, there can be no assurance that the Company's internal systems or products will operate beyond 1999 or that major business disruptions will not occur in mission critical systems and processes.

LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters, including the litigation discussed in the previous paragraph, will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, or SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. Subsequently, the effective date was deferred until June 15, 2000. We do not anticipate any material impact on the financial statements as a result of the adoption of SFAS No. 133.

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

On July 11, 1996, the Company announced the appointment of KPMG LLP as independent public accountants to audit the Company's financial statements as of and for the year ended June 30, 1996. Continued engagement of KPMG LLP as the Company's independent public accountants has been ratified at all subsequent DTS Shareholder Meetings.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required herein will be included in the Company's Proxy Statement for the Annual Meeting of Shareholder expected to be filed with the Commission on or before January 31, 2000 under the captions "Election of Directors" and "Executive Officers" and is incorporated by reference herein.

ITEM 10.  EXECUTIVE COMPENSATION.

The information required herein will be included in the Company's Proxy Statement for the Annual Meeting of Shareholder expected to be filed with the Commission on or before January 31, 2000 under the captions "Election of Directors" and "Executive Officers" and is incorporated by reference herein.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required herein will be included in the Company's Proxy Statement for the Annual Meeting of Shareholder expected to be filed with the Commission on or before January 31, 2000 under the captions "Election of Directors" and "Executive Officers" and is incorporated by reference herein.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required herein will be included in the Company's Proxy Statement for the Annual Meeting of Shareholder expected to be filed with the Commission on or before January 31, 2000 under the captions "Election of Directors" and "Executive Officers" and is incorporated by reference herein.

ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      Exhibits.

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

                                             DIGITAL TRANSMISSION SYSTEMS, INC.

    September 27, 1999                       /s/  Andres C Salazar
    ------------------                       -----------------------------------

                                             by:  Andres C. Salazar,
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



    /s/  Andres C. Salazar        Chief Executive Officer,                           September 27, 1999
------------------------------        Director (Principal Executive Officer)
   Andres C. Salazar


   /s/   Clive N. W. Marsh        Controller                                         September 27, 1999
------------------------------        (Principal Financial and Accounting Officer)
   Clive N. W. Marsh


   /s/   Ed Kantor                Director                                           September 27, 1999
------------------------------
   Ed Kantor


   /s/   Carmine Oliva            Director                                           September 27, 1999
------------------------------
   Carmine Oliva


   /s/   Jim Butler               Director                                           September 27, 1999
------------------------------
   Jim Butler

                         Index to Financial Statements

Balance Sheets as of June 30, 1999 and 1998

Statements of Operations for the years ended June 30, 1999 and 1998

Statements of Shareholders' (Deficit) Equity for the years ended June 30, 1999 and 1998

Statements of Cash Flows for the years ended June 30, 1999 and 1998

Notes to Financial Statements

Independent Auditors' Report - KPMG LLP

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Digital Transmission Systems, Inc.


We have audited the accompanying balance sheets of Digital Transmission Systems, Inc. as of June 30, 1999 and 1998, and the related statements of operations, shareholders' (deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Transmission Systems, Inc. as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1(b) to the financial statements, the Company has suffered recurring losses from operations, and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ KPMG LLP

Atlanta, Georgia
August 27, 1999

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                                 Balance Sheets
                             June 30, 1999 and 1998
                       (in thousands, except share data)



                            ASSETS                                         1999          1998
                                                                         --------       -------
Current assets:
    Cash and cash equivalents                                            $    217            91
    Trade accounts receivable, net of allowances for
      returns and doubtful accounts of $1,238 and
      $733 at June 30, 1999 and 1998, respectively                          1,133         2,283
    Accounts receivable from related parties                                   43            --
    Inventories                                                               903         2,469
    Prepaid expenses and other current assets                                  25           105
                                                                         --------       -------
                Total current assets                                        2,321         4,948
Property and equipment, net of accumulated depreciation
    and amortization                                                          410           886
Note receivable from a related party                                          127            --
Intangible assets                                                             423         1,045
Other assets                                                                  526           329
                                                                         --------       -------
                Total assets                                             $  3,807         7,208
                                                                         ========       =======

                 LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Line of credit                                                       $  1,365         1,329
    Accounts payable and accrued liabilities                                1,749         1,749
    Accounts payable to related parties                                        69            --
    Accrued payroll and benefits                                              167           248
    Notes payable                                                             561            --
    Warranty accrual                                                          197           618
    Convertible debentures                                                     --         4,000
                                                                         --------       -------
                Total current liabilities                                   4,108        10,776
                                                                         --------       -------
Long-term liabilities:
    Convertible debentures                                                  2,000            --
    Deferred gain on sale of subsidiary                                       127            --
                                                                         --------       -------
                Total long-term liabilities                                 2,127            --
                                                                         --------       -------
Shareholders' deficit:
    Preferred stock - 3,000,000 shares authorized; 1,314,333 shares
      issued and outstanding                                                1,314            --
    Common stock - $.01 par value; 15,000,000 shares
      authorized; 4,646,221 and 4,191,460 shares issued
      and outstanding at June 30, 1999 and 1998, respectively                  47            42
    Additional paid-in capital                                             11,651        11,462
    Deferred compensation                                                      --           (56)
    Notes receivable from stock sales                                         (63)          (63)
    Accumulated deficit                                                   (15,377)      (14,953)
                                                                         --------       -------
                Total shareholders' deficit                                (2,428)       (3,568)
Commitments and contingencies
                                                                         --------       -------
                Total liabilities and shareholders' deficit              $  3,807         7,208
                                                                         ========       =======

See accompanying notes to financial statements

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                      Statements of Operations Years ended
                             June 30, 1999 and 1998
                       (in thousands, except share data)


                                                                                 1999          1998
                                                                                -------       -------

Net sales                                                                       $ 7,538        15,579
                                                                                -------       -------
Cost of sales, including $-0- and $414 in write-offs of
    capitalized product development costs in 1999 and 1998,
    respectively                                                                  4,764        13,721
                                                                                -------       -------

                   Gross profit                                                   2,774         1,858
                                                                                -------       -------

Selling, general, and administrative expenses                                     3,014         7,018
Product development                                                               1,353         2,367
                                                                                -------       -------

                   Total operating expenses                                       4,367         9,385
                                                                                -------       -------

                   Operating loss                                                (1,593)       (7,527)
                                                                                --------      --------

Interest expense, net of interest income                                           (651)         (576)
Gain on sale of subsidiary                                                        1,461            --
Other income (expense)                                                               --             8
                                                                                -------       -------
                   Total other income (expense)                                     810          (568)
                                                                                -------       -------

                   Loss before income tax expense                                  (783)       (8,095)

                                                                                -------       -------
Income tax expense                                                                   --          (285)
                                                                                -------       -------

                   Loss before extraordinary items                                 (783)       (8,380)
                                                                                -------       -------

Extraordinary gain on settlement of trade payables                                  359            --
                                                                                -------       -------

                   Net loss                                                     $  (424)       (8,380)
                                                                                =======       =======

Net loss per share-basic and diluted:
        Loss per share before extraordinary items                               $ (0.18)        (2.01)
        Extraordinary gain on settlement of trade payables                         0.08            --
                                                                                -------       -------
                   Loss per share-basic and diluted                             $ (0.10)        (2.01)
                                                                                =======       =======

Weighted-average common and common equivalent shares
    outstanding                                                                   4,318         4,160
                                                                                =======       =======

See accompanying notes to financial statements

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                  Statements of Shareholders' (Deficit) Equity
                       Years ended June 30, 1999 and 1998
                                 (in thousands)


                                         PREFERRED STOCK         COMMON STOCK
                                        ------------------   -------------------
                                          NUMBER               NUMBER              ADDITIONAL
                                        OF SHARES            OF SHARES               PAID-IN     DEFERRED
                                          ISSUED    AMOUNT     ISSUED     AMOUNT     CAPITAL   COMPENSATION
                                        ---------   ------   ---------    ------   ----------  -------------

Balance at June 30, 1997                     --     $   --      4,121         41     11,232       (124)
Exercise of stock options                    --         --         70          1         64         --
Compensation expense                         --         --         --         --         --         68
Issuance of warrants to purchase             --         --
    common shares                            --         --         --         --        166         --
Net loss                                     --         --         --         --         --         --
                                         ------     ------     ------     ------     ------     ------
Balance at June 30, 1998                     --         --      4,191         42     11,462        (56)
Conversion of convertible debentures
    to preferred stock                    1,314      1,314         --         --         --         --
Exercise of stock options                    --         --         59          1          1         --
Issuance of stock in lieu of
    compensation                             --         --        396          4         --         --
Compensation expense                         --         --         --         --         --         56
Issuance of warrants to purchase
    common shares                            --         --         --         --        188         --
Net loss                                     --         --         --         --         --         --
                                         ------     ------     ------     ------     ------     ------

Balance at June 30, 1999                  1,314     $1,314      4,646         47     11,651         --
                                         ======     ======     ======     ======     ======     ======




                                           NOTES                      TOTAL
                                        RECEIVABLE                SHAREHOLDERS'
                                        FROM STOCK    ACCUMULATED   (DEFICIT)
                                           SALES        DEFICIT      EQUITY
                                       ------------  -----------  ------------

Balance at June 30, 1997                     (33)      (6,573)       4,543
Exercise of stock options                    (30)          --           35
Compensation expense                          --           --           68
Issuance of warrants to purchase
    common shares                             --           --          166
Net loss                                      --       (8,380)      (8,380)
                                         -------      -------      -------
Balance at June 30, 1998                     (63)     (14,953)      (3,568)
Conversion of convertible debentures
    to preferred stock                        --           --        1,314
Exercise of stock options                     --           --            2
Issuance of stock in lieu of
    compensation                              --           --            4
Compensation expense                          --           --           56
Issuance of warrants to purchase
    common shares                             --           --          188
Net loss                                      --         (424)        (424)
                                         -------      -------      -------

Balance at June 30, 1999                     (63)     (15,377)      (2,428)
                                         =======      =======      =======

See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                            Statements of Cash Flows
                       Years ended June 30, 1999 and 1998
                                 (in thousands)


                                                                          1999         1998
                                                                         -------      -------
Cash flows from operating activities:
    Net loss                                                             $  (424)      (8,380)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                       853        1,219
         Gain on sale of subsidiary                                       (1,461)          --
         Extraordinary gain on settlement of trade payables                 (359)          --
         Write-off of capitalized product development costs                   --          414
         Amortization of deferred compensation expense                        56           68
         Deferred tax expense                                                 --          285
         Change in assets and liabilities:
           Trade accounts receivable                                         899        1,940
           Inventories                                                     1,392          (29)
           Prepaid expenses and other current assets                          80          204
           Accounts payable and accrued liabilities                         (492)       1,565
           Accrued payroll and benefits                                      (81)        (343)
           Warranty reserve                                                  (16)         415
           Other                                                            (142)        (144)
                                                                         -------      -------
                Net cash provided by (used in) operating activities          305       (2,786)
                                                                         -------      -------
Cash flows from investing activities:
    Purchases of property and equipment                                      (85)        (658)
    Additions to capitalized product development costs                      (136)        (583)
                                                                         -------      -------
                Net cash used in investing activities                       (221)      (1,241)
                                                                         -------      -------
Cash flows from financing activities:
    Net borrowings (payments) under line of
      credit agreements                                                       36         (629)
    Proceeds from sale of convertible debentures                              --        4,000
    Proceeds from exercise of stock options                                    2           35
    Proceeds from issuance of common stock                                     4           --
                                                                         -------      -------
                Net cash provided by financing activities                     42        3,406
                                                                         -------      -------
                Net increase (decrease) in cash and cash equivalents         126         (621)
Cash and cash equivalents at beginning of year                                91          712
                                                                         -------      -------
Cash and cash equivalents at end of year                                 $   217           91
                                                                         =======      =======


Supplemental disclosure of cash paid for interest                        $   158          517
                                                                         =======      =======
Supplemental disclosure of non-cash operating
 and financing activities:
  Issuance of note receivable in conjunction with
  a subsidiary liability                                                 $   127      $    --
                                                                         =======      =======
  Conversion of $1000 of convertible debentures
  plus accrued interest to Series A convertible
  preferred stock                                                        $ 1,314      $    --
                                                                         =======      =======
  Issuance of warrants relating to conversion
  of debentures                                                          $   188      $    --
                                                                         =======      =======
Sale of subsidiary:
  Assets disposed of                                                     $   981           --
  Liabilities disposed of                                                 (2,442)          --
                                                                         -------      -------
                                                                         $(1,461)          --
                                                                         =======      =======



See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                         Notes to Financial Statements

                             June 30, 1999 and 1998




(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A)    DESCRIPTION OF BUSINESS

              Digital Transmission Systems, Inc. (the "Company") designs, manufactures, markets, and services a broad range of products for the telecommunications industry. The Company's primary customers are long distance carriers and wireless service providers. The Company's products, consisting of proprietary software and hardware modules, facilitate the control, monitoring, and efficient transmission of high-speed digital information through public or private telecommunications networks.

       (B)    GOING CONCERN MATTERS

              The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended June 30, 1999 and 1998, the Company incurred losses of $424,000 and $8,380,000, respectively, and has a net capital deficit of $2,428,000 as of June 30, 1999. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

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

                                                                     (Continued)

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                         Notes to Financial Statements

                             June 30, 1999 and 1998



              Management of the Company has established a valuation allowance for inventory obsolescence based on review of the composition, quantity, and expected future sales levels of inventory on hand. The amount of inventory obsolescence ultimately incurred could differ materially in the near term from the allowance recorded in these financial statements.

       (E)    PROPERTY AND EQUIPMENT

              Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:


              Computer Hardware, Software, and Test Equipment                   3 years
              Prototypes                                                        1 year
              Furniture and Fixtures                                            3 years
              Leasehold Improvements                                            Shorter of 3 years or lease terms


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

              The assessment of the recoverability of these intangible assets will be impacted if estimated future operating cash flows are not achieved. During the year ended June 30, 1998, approximately $414,000 in write-offs were recognized due to impairment of net realizable value.

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

                                                                     (Continued)

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                         Notes to Financial Statements

                             June 30, 1999 and 1998




       (G)    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
              DISPOSED OF

              Long-lived assets are accounted for under the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"), which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company recorded no adjustments related to SFAS 121 during the years ended June 30, 1999 or 1998.

       (H)    FINANCIAL INSTRUMENTS

              Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, and accounts receivable. The Company's cash equivalents are in money market accounts. The Company believes no significant concentration of credit risk exists with respect to these financial instruments.

              Accounts receivable arise from Company sales of its products primarily to long-distance carriers, wireless service providers, and resellers/integrators in the telecommunications industry, domestically. Generally, the Company requires no collateral on trade receivables, but believes that any credit risks are substantially mitigated by its credit evaluation process. The Company maintains allowances for potential credit losses, but historically has not experienced significant losses related to groups of customers in any particular geographic area.

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

                                                                     (Continued)

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                         Notes to Financial Statements

                             June 30, 1999 and 1998


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

                                                                     (Continued)

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                         Notes to Financial Statements

                             June 30, 1999 and 1998


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

       (O)    OPERATING SEGMENTS

              On July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. During 1998, the Company operated in two segments: domestic and international (see note 14).

       (P)    COMPREHENSIVE INCOME

              On July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. The Company has no "other comprehensive income" to report for the two years ended June 30, 1999.

                                                                     (Continued)

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                         Notes to Financial Statements

                             June 30, 1999 and 1998


(2)    SALE OF SUBSIDIARY

       On February 5, 1999, the Company disposed of assets and liabilities of a wholly-owned subsidiary, SouthTech, Inc. The sale involved the transfer of certain assets and liabilities of SouthTech, Inc. to Chapala Communications, Inc. ("Chapala"). As additional consideration for the sale, the Company received 19.5% of Chapala stock ownership. The Company accounts for the investment on the cost method at $0. In connection with the sale of SouthTech, Inc., the Company received a note from SouthTech, Inc. in the amount of $127,000 at June 30, 1999. The note represents a portion of a vendor liability that was not assumed by Chapala. The Company has also deferred $127,000 of the gain associated with the sale.

(3)    RELATED PARTIES

       Microtel International ("Microtel"), a shareholder, has an agreement with the CEO of the Company which appoints him as Senior Vice President and Group Executive for Microtel. His advisory services are estimated to take approximately 60% of his time, and the Company has recorded a receivable from Microtel for these services. No amounts have been collected from Microtel for these services since the inception of the agreement. The related party receivable related to the services provided by the Company's CEO is $21,000 at June 30, 1999.

       Linkanet Labs, formerly Chapala, sells certain products to the Company which the Company resells to customers. The Company also sells certain products to Linkanet labs. Amounts payable for products purchased from Linkanet Labs total $69,000 at June 30, 1999. Amounts receivable for products sold to Linkanet Labs total $22,000 at June 30, 1999.

(4)    INTANGIBLE ASSETS

       Intangible assets consist of the following as of June 30, 1999 and 1998 (in thousands):


                                                           1999       1998
                                                          ------     ------
          Capitalized product development costs           $  739      1,254
          Intangible asset related to the acquisition
              of SKYPLEX rights                               --        200
                                                          ------     ------
                                                                      1,454
          Less accumulated amortization                      316        409
                                                          ------     ------

                                                          $  423      1,045
                                                          ======     ======

       Amortization expense recorded for the years ended June 30, 1999 and 1998 was approximately $356,000 and $261,000, respectively.


(5)    INVENTORIES

       Inventories consist of the following at June 30, 1999 and 1998 (in thousands):


                                  1999         1998
                                -------      -------
          Raw materials         $ 1,164        2,149
          Work in process           227          458
          Finished goods            444        1,189
          Inventory reserve        (932)      (1,327)
                                -------      -------

                                $   903        2,469
                                =======      =======


                                                                     (Continued)

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                         Notes to Financial Statements

                             June 30, 1999 and 1998


(6)    PROPERTY AND EQUIPMENT

       Property and equipment consist of the following at June 30, 1999 and 1998 (in thousands):


                                                              1999       1998
                                                             ------     ------

          Computer and test equipment                        $2,201      2,906
          Software                                              349        339
          Furniture and fixtures                                140        159
          Leasehold improvements                                217        228
                                                             ------     ------
                                                              2,907      3,632
          Less accumulated depreciation and amortization      2,497      2,746
                                                             ------     ------

                                                             $  410        886
                                                             ======     ======


(7)    CONVERTIBLE DEBENTURES

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

       The debentures may be required to be redeemed by the Company at the option of the lender at any time prior to maturity if (a) there is a change in control, as defined in the Debenture Agreement, (b) the Company's common stock is delisted from NASDAQ, or (c) the Company's common stock ceases to be publicly traded at the sum of the principal amount of the debentures tendered for redemption, plus any accrued, plus unpaid interest outstanding related to the debentures, plus 15% interest on outstanding principal and interest amounts due, plus any expenses and costs owed to the lender as set forth in the Debenture Agreement. The Debenture Agreement imposes certain covenants as defined in the Debenture Agreement. The Company was not in compliance with NASDAQ listing criteria as of June 30, 1999; however, a waiver was obtained through July 2, 2000.

       On February 5, 1999, the debenture was restructured as part of the sale of the Company's subsidiary, SouthTech, Inc. As part of the restructuring, $1,000,000 of the debenture was transferred to the acquiring company. In addition $1,000,000 in principal was converted, along with accrued but unpaid interest of $314,333, into Series "A" convertible redeemable preferred stock which bears no dividends

                                                                     (Continued)

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                         Notes to Financial Statements

                             June 30, 1999 and 1998


       and is convertible into common stock at $1.00 per share. The remaining $2,000,000 debenture, convertible at $1.00 per share and bearing interest at 10% per annum, requires an interest payment of $200,000 on February 5, 2000. After February 5, 2000, interest under the debenture is to be paid (i) on each June 1, September 1, and February 1 until and including February 1, 2002 (ii) on the first day of each month commencing March 1, 2002 and (iii) on the final maturity date of February 5, 2004. Monthly interest payment shall be accompanied by payments of principal on the first day of each month (ii) beginning on February 1, 2002, in the amount of $55,555 each, and (ii) beginning on February 1, 2003 in the amount of $111,111 each, and (iii) all remaining principal shall become due on February 5, 2004. Approximate aggregate minimum annual payments due on long-term debt subsequent to June 30, 1999 are as follows: 2000, $-0-; 2001, $-0-; 2002, $278,000; 2003,
       $944,000; and 2004, $778,000.


(8)    LINE OF CREDIT AGREEMENT

       In April 1997, the Company executed a line of credit agreement with a financial institution whereby it could borrow the lesser of $2,500,000 or 80% of eligible receivables, as defined in the Loan and Security Agreement (the "Agreement"). In March 1998, the Agreement was amended to increase the maximum eligible borrowing to the lesser of $4,000,000 or 80% of eligible receivables plus 30% of eligible inventory, as defined, through the maturity date of April 10, 2000. On December 2, 1998, the Company signed an amendment to the loan agreement, which modified the credit limit decreasing the amount of the credit limit to the lesser of a total of $1,500,000 or 80% of eligible receivables plus the lesser of 30% of eligible inventory or $600,000; limited to $500,000 as of December 15, 1998 and $400,000 as of January 15, 1999. On March 3, 1999,
       the credit limit was again modified to the lesser of a total of $1,500,000 or 80% of eligible receivable plus the lesser of 30% of eligible inventory or $475,000, with such limit reduced by $25,000 every two weeks until such limit is $400,000.

       Amounts outstanding under the Agreement were $1,365,067 and $1,329,352 at June 30, 1999 and 1998, respectively. Borrowings accrue interest at the prime rate plus 2.25% (10.0% and 10.75% at June 30, 1999 and 1998, respectively) and are secured by accounts receivable, inventory, and certain other assets as defined in the Agreement. A commitment fee of .125% of the unused portion of the line of credit and a $1,000 collateral fee are payable monthly under the terms of the Agreement.

       The Agreement imposes certain covenants as defined in the Agreement, and amended March 3, 1999, with which the Company was in compliance as of June 30, 1999. In consideration of the revised terms executed on December 2, 1998, the Company issued five-year warrants to the financial institution to purchase 250,000 shares of common stock at $0.119 per share.


                                                                     (Continued)

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                         Notes to Financial Statements

                             June 30, 1999 and 1998


(9)    INCOME TAXES

       A reconciliation of the expected income tax benefit (at the statutory federal income tax rate of 34%) to the actual income taxes reported in the statement of operations is as follows (in thousands):


                                                           1999        1998
                                                          ------      ------
           Computed "expected" income tax benefit
             at Federal statutory rate of 34%             $ (144)     (2,752)
           State income taxes, net of Federal benefit        (17)       (321)
           Increase in valuation allowance                   180       3,435
           Other, net                                        (19)        (77)
                                                          ------      ------
                                                          $   --         285
                                                          ======      ======


       The income tax effects of the temporary differences that give rise to significant portions of the Company's deferred tax assets at June 30, 1999 and 1998 are presented below (in thousands):


                                                                  1999       1998
                                                                 ------     ------
           Deferred tax assets:
               Allowance for doubtful accounts                   $   85        278
               Inventory valuation allowance                        354        504
               Accrued expenses not reduced for tax purposes        105        249
               Property and equipment depreciation                  165        141
               Net operating loss carryforwards                   5,974      5,331
               Product and development tax credit
                 carryforwards                                      441        441
                                                                 ------     ------
                    Gross deferred tax asset                      7,124      6,944

           Less valuation allowance                               7,124      6,944
                                                                 ------     ------

                 Net deferred tax assets                         $   --         --
                                                                 ======     ======

       The valuation allowance for deferred tax assets as of June 30, 1999 and 1998 was $7,124,000 and $6,944,000, respectively. The net change in the total valuation allowance for the years ended June 30, 1999 and 1998 was an increase of approximately $180,000 and $3,435,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $16,000,000 prior to the expiration of the net operating loss carryforwards beginning in 2007. Taxable loss for the years ended June 30, 1999 and 1998 was approximately $(1,694,000) and $(5,956,000), respectively. Based upon the level of historical taxable income and

                                                                     (Continued)

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                         Notes to Financial Statements

                             June 30, 1999 and 1998


       projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. Therefore, management has established a 100% net valuation allowance.

       At June 30, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $15,720,000 which are available to offset future federal taxable income, if any, through 2019. In addition, the Company has product development tax credit carryforwards of approximately $441,000 which are available to reduce future federal regular income taxes, if any, and have expiration dates beginning in 2005.

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


(10)   SHAREHOLDERS' EQUITY

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

                                                                     (Continued)

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                         Notes to Financial Statements

                             June 30, 1999 and 1998


              The Company paid $200,000 in cash and issued 69,383 shares of common stock as payment for the remainder. The owners of this common stock have retained certain demand registration rights.

       (C)    SHAREHOLDER LOCK-UP AGREEMENTS

              Certain holders of the 2,700,000 shares of common stock outstanding prior to the Offering entered into agreements that they would not sell any common stock owned by them without the prior written consent of the underwriter for a period of one year from the date of the Offering, and some of these agreements were extended beyond one year. No lock-up agreements remain in effect as of June 30, 1999.

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

       (E)    WARRANTS

              The 1,220,700 warrants included in the units sold in the Offering were separated on February 18, 1997 as discussed in (d) above. These warrants entitle the holder to purchase one share of common stock at an exercise price of $9, and expire March 4, 2001. All 1,220,700 warrants remain outstanding and exercisable as of June 30, 1999.

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

              This amount was recorded as additional paid-in capital and debt issuance costs, which will be amortized as interest expense over the remaining term of the Agreement. Total amortization expense of $80,000 and $20,000 was recorded to interest expense during the year ended June 30, 1999 and 1998, respectively. All 60,000 warrants remain outstanding and exercisable as of June 30, 1999.

              In connection with the December 1998 amendment to the line of credit agreement, the Company issued warrants to the financial institution which permitted them to purchase 250,000 shares of the Company's common stock at the exercise price of $.119 per share, expiring on December 2,

                                                                     (Continued)

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                         Notes to Financial Statements

                             June 30, 1999 and 1998


              2003. The fair value of the warrant issued is immaterial to the Company's financial statements and has not been recorded. All 250,000 warrants remain outstanding and exercisable as of June 30, 1999.

              In connection with the February 1999 amendment to the subordinated debentures outstanding, the Company issued warrants to Tandem Capital, which permitted them to purchase 702,615 shares of the Company's common stock at the exercise of $1.00 per share, expiring on March 1, 2004. Using the Black-Scholes option pricing model, the Company has calculated the fair market value of the warrant granted to be approximately $188,000 as of the date of grant. This amount was recorded as additional paid-in capital and debt issuance costs, which will be amortized as interest expense over the remaining term of the Agreement. Total amortization expense of $15,000 was recorded to interest expense during the year ended June 30, 1999. All 702,615 warrants remain outstanding and exercisable as of June 30, 1999.

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

              Effective January 1996, the Board of Directors adopted the 1996 Stock Incentive Plan (the "1996 Plan") which provides for the grant of stock options for up to 200,000 shares of common stock. In October 1996, the Board of Directors voted to increase the number of shares of common stock authorized under the 1996 Plan from 200,000 shares to 440,000 shares. Additionally, effective April 1999, shareholders of the Company voted to increase the number of shares of common stock authorized under the 1996 Plan from 440,000 shares to 840,000 shares. The 1996 Plan also permits the Board of Directors to grant stock appreciation rights, stock bonuses, and restricted stock awards in accordance with the provisions of the Plan. The Plan remains in effect until January 2006 unless sooner terminated by the Board of Directors.

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

                                                                     (Continued)

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                         Notes to Financial Statements

                             June 30, 1999 and 1998


              As of June 30, 1999, there were no options available for grant under the 1992 Plan, and there were 389,942 options available for grant under the 1996 Plan.

              On March 4, 1996, pursuant to the Underwriter's Agreement, the Company issued options to the underwriter to purchase 107,000 units (consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $14.85). The options have an exercise price per unit of $12.375 and expire March 4, 2001. The options were assigned a fair value of $-0- when issued due to the stated exercise prices which greatly exceeded the market value at the grant date. As of June 30, 1999, 107,000 options were outstanding and exercisable.

              The Company also issues options to members of the Board of Directors as compensation for board representation and attendance. Options are issued at the fair market value at the date of grant and vest at the conclusion of each fiscal year. As of June 30, 1999, 3,000 of these options were outstanding of which 3,000 were exercisable.

              During fiscal year 1998, the Company lowered the exercise price of 272,015 options to $4.15 from exercise prices previously ranging from $4.25 to $12.875. On August 10, 1998, the Board of Directors approved a reissuance of employee options whereby all optionholders under the 1992 and 1996 Plans could forfeit their outstanding options and receive instead new options at an exercise price of $.75, the fair market value of the Company's stock on the approval date. The reissued options vest quarterly over three years, but none can be exercised prior to February 10, 1999. 305,894 options were subject to reissue under the terms of this arrangement. The impact of the stock option repricing was not material to the June 30, 1998 or 1999 financial statements.

              The per share weighted-average fair value of all stock options granted during the years ended June 30, 1999 and 1998 was $0.33 and $2.48 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1999 -- expected dividend yield 0%, expected volatility 50%, risk-free interest rate of 5.8%, and an expected life of five years; 1998 -- expected dividend yield 0%, expected volatility 50%, risk-free interest rate of 5.8%, and an expected life of four years.

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


                                                                              JUNE 30,
                                                                       ----------------------
                                                                         1999          1998
                                                                       --------      --------

                   Net loss attributable to common     As reported     $   (424)      (8,380)
                       shareholders                    Pro forma           (602)      (8,850)

                   Net loss per common share and       As reported     $   (.10)       (2.01)
                       common share equivalent         Pro forma           (.14)       (2.13)


                                                                     (Continued)

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                         Notes to Financial Statements

                             June 30, 1999 and 1998


              Pro forma net loss reflects only options granted during the years ended June 30, 1996 through 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma loss amounts presented above because compensation cost is reflected over the options' vesting periods ranging from one to five years, and compensation cost for options granted prior to July 1, 1995 is not considered.

              The following summarizes stock option activity, excluding underwriter options, for the years ended June 30, 1999 and 1998:


                                                                     EXERCISE PRICE PER SHARE
                                                             --------------------------------------
                                                NUMBER OF                               WEIGHTED
                                                 SHARES               RANGE              AVERAGE
                                                ---------    ------------------------   ----------
              Outstanding at June 30, 1997      722,221      $  .0085   --    12.8750
                                                             ========================

                  Granted                       288,722      $ 4.25     --    10.50
                  Exercised                     (70,317)        .067    --     4.73
                  Canceled or expired          (242,511)        .067    --    12.25
                                               --------      ------------------------

              Outstanding at June 30, 1998      698,115      $ .0085    --    11.490
                                               ========      ========================

                  Granted                       708,085      $  .375    --      .75         .58
                  Exercised                     (59,149)        .0085   --      .213        .03
                  Canceled or expired          (650,155)        .067    --    12.875       4.72
                                               --------      ------------------------     -------

              Outstanding at June 30, 1999      696,896      $  .375    --     4.73        0.59
                                               ========      ========================     =======

              At June 30, 1999, the weighted-average remaining contractual life of outstanding options, excluding underwriter options, was 9.34 years. At June 30, 1999 and 1998, the number of options exercisable was 310,565 and 281,267, respectively, and the weighted-average exercise price of those options was $.71 and $3.16, respectively.

       (G)    NOTES RECEIVABLE FROM STOCK SALES

              Notes receivable from stock sales result from the exercise of stock options for full recourse promissory notes during the year ended June 30, 1998.


                                                                     (Continued)

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                         Notes to Financial Statements

                             June 30, 1999 and 1998


       (H)    STOCK COMPENSATION EXPENSE

              Unearned compensation expense of $269,000 was recorded as a reduction of shareholders' equity for the fiscal year ended June 30, 1996 for 62,089 options issued at an exercise price less than fair market value. Compensation expense of approximately $56,000 and $68,000 was recorded in the Statement of Operations during the years ended June 30, 1999 and 1998, respectively, for the options that vested during these years.

       (I)    EMPLOYEE STOCK PURCHASE PLAN

              Effective November 7, 1996, the Board of Directors adopted the 1996 Employee Stock Purchase Plan (the "Plan"), under which, the Company is authorized to issue up to 150,000 shares of common stock to its full-time employees. Substantially all of the Company's employees are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-year or end-of-year market price. Under the plan, the Company sold no shares to employees in 1998 and 1999.


(11)   EXTRAORDINARY GAIN

       During fiscal year 1999, suppliers were offered a number of concessions and credits to amounts recorded as payables. The Company has recorded an extraordinary gain of $359,000, net of expenses to settle, to reflect the settlement transactions between the Company and certain suppliers during 1999. There was no income tax effect on the extraordinary gain.

(12)   CONCENTRATION OF SALES AND CREDIT RISKS

       For the years ended June 30, 1999 and 1998, 60% and 48%, respectively, of the Company's revenues were derived from two customers. Additionally, the Company's accounts receivable from these two customers represented 67% and 49% of total accounts receivable at June 30, 1999 and 1998, respectively.

       For the years ended June 30, 1999 and 1998, international sales were approximately 19% and 34%, respectively, of total sales of the Company. International sales and gross profit were as follows (in thousands):


                                  1999       1998
                                 ------     ------

                Sales            $1,402      5,333
                Gross profit        154        402

                                                                     (Continued)

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                         Notes to Financial Statements

                             June 30, 1999 and 1998


(13)   COMMITMENTS AND CONTINGENCIES

       (A)    LEASES

              The Company leases a building and certain equipment under noncancelable operating lease agreements which expire at various times through 2001 and provide for minimum annual rentals as follows:


              YEAR ENDING
                JUNE 30,                   (IN THOUSANDS)
              -----------                  --------------

                  2000                          $ 205
                  2001                            183
                                                -----

                                               $  388
                                               ======


              Rental expense under all lease agreements for the years ended June 30, 1999 and 1998 was approximately $356,000 and $406,000, respectively.

       (B)    401(K) PLAN

              The Company sponsors the Digital Transmission Systems, Inc. 401(k) Savings Plan (the "Plan") for the benefit of eligible employees and their beneficiaries. Employees may elect to contribute from 1% to 20% of their gross compensation to the Plan. The Plan was amended during the year ended June 30, 1997 to provide for a Company match of 25% of employee contributions up to 6% of their eligible compensation. The Company can also make an additional annual discretionary contribution that is allocated to employees based upon relative levels of compensation. The Company recorded matching expense of approximately $27,000 and $32,000 for the years ended June 30, 1999 and 1998, respectively. The Company elected to make no discretionary contributions to the Plan during the years ended June 30, 1999 and 1998.


       (C)    PRODUCT DEVELOPMENT AGREEMENTS

              During the years ended June 30, 1999 and 1998, the Company had agreements with certain outside subcontractors for the development of new product technology. The agreements defined milestones which, upon completion, called for the payment of agreed-upon fees. Portions of these payments were capitalized as product development costs, as discussed in note 1. There were no firm commitments remaining in effect as of June 30, 1999.

                                                                     (Continued)

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                         Notes to Financial Statements

                             June 30, 1999 and 1998


       (D)    LEGAL MATTERS

              The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters, including the litigation discussed in the previous paragraph, will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

(14)   SEGMENTS

       During fiscal year 1999, the Company operated in two segments: (i) domestic product sales and (ii) international product sales. On February 5, 1999, the international subsidiary was sold (see note 3). The accounting policies of the segments are the same as those described in note 1. The Company evaluates performance of the segments based on revenues and operating earnings (loss) of the segments. Segment information for the year ended June 30, 1999 and 1998 is as follows:


                                            1999               1999
                                           -------            -------
       Revenue:
           Domestic                        $ 6,136             10,246
           International                     1,402              5,333
                                           -------            -------

                 Total revenue             $ 7,538             15,579
                                           =======            =======

       Operating loss:
           Domestic                        $  (434)            (2,515)
           International                    (1,159)            (5,865)
                                           -------            -------

                 Total operating loss      $(1,593)            (8,380)
                                           =======            =======

       Identifiable assets including:
           Trade accounts receivable
           Inventories
           Intangible assets
           Domestic                          2,459              2,994
           International                        --              2,803
                                           -------            -------

           Total identifiable assets       $ 2,459              5,797
                                           =======            =======


                                                                     (Continued)

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                         Notes to Financial Statements

                             June 30, 1999 and 1998


                               INDEX TO EXHIBITS



      EXHIBIT
      NUMBER                      DESCRIPTION
       *3.1           -     Form of Amended and Restated Certificate of
                            Incorporation of the Company.

       *3.2           -     Form of Amended and Restated Bylaws of the Company.

       *4.1           -     See Article 4 of the Company's Amended and Restated
                            Certificate of Incorporation -- located within
                            Exhibit 3.1.

       *4.2           -     See Article 3 of the Company's Amended and Restated
                            Bylaws located within Exhibit 3.2.

       *10.1          -     Loan Agreement, dated October 10, 1995, by and
                            between the Company and SunTrust Bank.

       *10.2          -     Lease Agreement, dated September 14, 1994, by and
                            between the Company and Advanta Leasing Corp.

       *10.3          -     The Company's 401 (K) Savings Plan.

       *10.4          -     Lease Agreement, dated January 28, 1991, by and
                            between the Company and Colonial Pacific Leasing
                            Corporation.

       *10.5          -     Lease Agreement, dated January 4, 1994, by and
                            between the Company and Amplicon, Inc.

       *10.6          -     Form of Reseller Agreement.

       *10.7 (1)      -     Proprietary Information, Noncompetition and
                            Inventions Agreement, dated August 20, 1990, by and between the Company and Thomas C. Mock

       *10.8          -     Form of Confidentiality and Invention Assignment
                            Agreement.

       *10.9 (1)      -     Proprietary Information, Noncompetition and
                            Invention Agreement, dated August 20, 1990, by and between the Company and James W. Chamberlin

       *10.10         -     Acquisition Agreement, dated December 1, 1995, by
                            and between the Company and Technology Ventures
                            International, Inc.

       *10.11         -     Lease Agreement, dated March 19, 1993, by and
                            between New England Mutual Life Insurance Company and the Company.

       *10.12         -     Manufacturing Agreement, dated May 8, 1995, by and
                            between the Company and Comptronix Corporation.

       *10.13 (1)     -     FY95 Employee Profit Sharing Plan.

       *10.14 (1)     -     FY96 Management Bonus Plan.

       *10.15 (1)     -     1992 Stock Incentive Plan.

       *10.16 (1)     -     FY96 Sales Commission Plan for Bobby Boykin.

       *10.17         -     Equipment Lease, dated December 17, 1991, by and
                            between the Company and General Electric Capital
                            Corporation.


                                                                     (Continued)

       *10.18 (1)     -     Form of Employment Agreement to be entered into by
                            and between the Company and each of Mr. Salazar, Mr. Boykin and Mr. Nelson.

       *10.19 (1)     -     1996 Incentive Compensation Plan.

       *10.20         -     Form of Consent of Series C Preferred Stockholders.

       *10.21         -     Agreement, dated January 7, 1994, by and between
                            the Company and Wiltron Company.

      **10.22 (1)     -     Form of Digital Transmission Systems, Inc. Employee
                            Stock Purchase Plan

      **10.23         -     Form of Amendment to the Company's 401 (K) Savings
                            Plan

     ***10.24         -     Form of Debenture Agreement between Sirrom Capital
                            d/b/a Tandem Capital and the Company

    ****10.25         -     Second Amendment to Debenture Purchase Agreement
                            between Sirrom Capital and the Company.

    ****10.26         -     Second Amendment to Subordinated Debenture Agreement
                            between Sirrom Capital and the Company.

    ****10.27         -     Stock Purchase Warrant Agreement between Sirrom
                            Capital and the Company.

    ****10.28         -     Shareholders' Agreement with respect to shares of
                            Chapala Communications, Inc. and the Company.

    ****10.29         -     Pledge and Security Agreement between MicroTel
                            International, Inc. and Sirrom Capital.

    ****10.30         -     Promissory Note between SouthTech, Inc. and the
                            Company.

    ****10.31         -     Security Agreement between SouthTech, Inc. and the
                            Company.

    ****10.32         -     Stock Purchase Agreement between Chapala
                            Communications, Inc. and the Company.

    ****10.33         -     Employment Agreement between Woodrow B. Cannon
                            and the Company.

    ****10.34         -     Employment Agreement between Andres C. Salazar and
                            the Company.

        *23.1         -     Consent of Price Waterhouse LLP

        *23.2         -     Consent of Sutherland, Asbill & Brennan (included
                            in the opinion filed as Exhibit No. 5.1 to the Registration Statement.)

        27            -     Financial Data Schedule (for SEC use only)

         * Incorporated by reference to the corresponding exhibit of the Registrant's registration statement on Form SB-2 (File Number 1-14198).

         ** Incorporated by reference to the corresponding exhibit of the Registrant's Form 10-KSB filed 9/30/96.

         *** Incorporated by reference to the corresponding exhibit of the Registrant's Form 10-KSB filed 10/14/97.

        ****     Incorporated by reference to the corresponding exhibit of the
                  Registrant's Form 10-QSB held May 15, 1999.


         (1) Constitutes a management contract or compensatory plan or arrangement required to be filed.

                                                                     (Continued)