Form 10QSB
period 1999-09-30
DIGITAL TRANSMISSION SYSTEMS INC \DE\
filed 1999-11-12
CIK 1005179

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

               For the Quarterly Period Ended September 30, 1999

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

The number of shares outstanding of the registrant's common stock as of September 30, 1999 was 4,646,221.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [x]
===============================================================================

                       DIGITAL TRANSMISSION SYSTEMS INC.
                                  FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX


PART I.         FINANCIAL INFORMATION                                                           PAGE

Item 1.         Financial Statements:

                Condensed Consolidated Balance Sheets at September 30, 1999
                  (Unaudited) and June 30, 1999                                                   3

                Condensed Consolidated Statements of Operations for the Three
                  Months ended September 30, 1999 and 1998 (Unaudited)                            4

                Condensed Consolidated Statements of Cash Flows for the Three
                  Months ended September 30, 1999 and 1998 (Unaudited)                            5

                Notes to Interim Condensed Consolidated  Financial Statements
                  (Unaudited)                                                                     6

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                     8

PART II.          OTHER INFORMATION

Items 1 - 5       Not applicable                                                                 14

Item 6.           Exhibits and Reports on Form 8-K                                               14

                  Signatures                                                                     15


Exhibit 27.0      Financial Data Schedule  (for SEC use only)                                    16

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                     Condensed Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                          (UNAUDITED)
                                                                         SEPTEMBER 30,
                                 ASSETS                                       1999      JUNE 30, 1999
                                                                         ------------   ------------
Current assets:
    Cash and cash equivalents                                            $         46            217
    Trade accounts receivable, net of allowances for
      returns and doubtful accounts of $906 and $1,238
      at September 30, 1999 and June 30, 1999, respectively                       468          1,133
    Accounts receivable from related parties                                       43             43
    Inventories                                                                   992            903
    Prepaid expenses and other current assets                                      13             25
                                                                         ------------   ------------
                Total current assets                                            1,562          2,321
Property and equipment, net of accumulated depreciation
    and amortization                                                              324            410
Note receivable from a related party                                              127            127
Intangible assets                                                                 362            423
Other assets                                                                      564            526
                                                                         ------------   ------------
                Total assets                                             $      2,939          3,807
                                                                         ============   ============

                 LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Line of credit                                                       $        602          1,365
    Accounts payable and accrued liabilities                                    1,688          1,749
    Accounts payable to related parties                                            80             69
    Accrued payroll and benefits                                                  274            167
    Notes payable                                                                 382            561
    Warranty accrual                                                              197            197
                                                                         ------------   ------------
                Total current liabilities                                       3,223          4,108
                                                                         ------------   ------------
Long-term liabilities:
    Convertible debentures                                                      2,000          2,000
    Deferred gain on sale of subsidiary                                           127            127
                                                                         ------------   ------------
                Total long-term liabilities                                     2,127          2,127
                                                                         ------------   ------------
Shareholders' deficit:
    Preferred stock - 3,000,000 shares authorized; 1,314,333 shares
      issued and outstanding                                                    1,314          1,314
    Common stock - $.01 par value; 15,000,000 shares
      Authorized; 4,646,221 shares issued and outstanding
      at September 30, 1999 and June 30, 1999                                      47             47
    Additional paid-in capital                                                 11,651         11,651
    Notes receivable from stock sales                                             (63)           (63)
    Accumulated deficit                                                       (15,360)       (15,377)
                                                                         ------------   ------------
                Total shareholders' deficit                                    (2,411)        (2,428)
Commitments and contingencies
                                                                         ------------   ------------

                Total liabilities and shareholders' deficit              $      2,939          3,807
                                                                         ============   ============


See accompanying notes to condensed consolidated financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                         THREE MONTHS ENDED SEPTEMBER 30
                                                                         ---------------------------------
                                                                            1999                 1998
                                                                          Unaudited            Unaudited
                                                                         ------------         ------------

Net sales                                                                $      2,619         $      1,519
Cost of sales                                                                   1,704                1,073

                                                                         ------------         ------------
   Gross profit                                                                   915                  446
                                                                         ------------         ------------

Selling, general and administrative                                               544                  835
Product development                                                               236                  503

                                                                         ------------         ------------
   Total operating expenses                                                       780                1,338
                                                                         ------------         ------------

   Operating income(loss)                                                         135                 (892)

Interest expense, net                                                            (118)                (185)

Income (loss) before income tax expense                                            17               (1,077)

Income tax benefit (expense)                                                       --                   --
                                                                         ------------         ------------

Net income (loss)                                                        $         17         $     (1,077)
                                                                         ============         ============

Net income (loss) per share - basic and diluted                          $      0.004         $      (0.26)
                                                                         ============         ============

Weighted average shares outstanding - basic and diluted                         4,646                4,160
                                                                         ============         ============


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                          THREE MONTHS ENDED SEPTEMBER 30
                                                                         ---------------------------------
                                                                              1999                1998
                                                                           Unaudited           Unaudited
                                                                         ------------         ------------
Cash flows from operating activities:
  Net loss                                                               $         17         $     (1,077)
  Adjustments to reconcile net loss
   to net cash used in (provided by) operating activities:
     Depreciation and amortization                                                162                  220
     Amortization of deferred compensation expense                                 --                   16
  Changes in assets and liabilities:
     Trade and other accounts receivable                                          595                  709
     Inventories                                                                  (89)                 316
     Prepaid expenses and other current assets                                     46                   44
     Accounts payable and other accrued expenses                                 (123)                 212
     Warranty accrual                                                              --                   (5)
                                                                         ------------         ------------
Net cash provided by operating activities                                         608                  435
                                                                         ------------         ------------
Cash flows from investing activities:
  Purchases of property and equipment
                                                                                  (10)                 (22)
  Additions to capitalized product development costs                               (5)                 (25)
                                                                         ------------         ------------
Net cash used in investing activities                                             (15)                 (47)
                                                                         ------------         ------------
Cash flows from financing activities:
  Net payments under line of credit agreement                                    (764)                (298)
                                                                         ------------         ------------
Net cash used in financing activities                                            (764)                (298)
                                                                         ------------         ------------
Net increase in cash and cash equivalents                                        (171)                  90
Cash and cash equivalents at beginning of period                                  217                   91
                                                                         ------------         ------------
Cash and cash equivalents at end of period                               $         46         $        181
                                                                         ============         ============
Supplemental disclosure of cash paid for:
    Interest                                                             $         42         $         43
                                                                         ============         ============


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (UNAUDITED)

1.  DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Digital Transmission Systems, Inc., a Delaware corporation ("DTS" or the "Company"), designs, manufactures, and markets a broad range of products for the telecommunications industry. The Company's primary customers are domestic wireless service providers, including those offering cellular telephone services and Personal Communications Services ("PCS") and domestic and international resellers who sell to and service end users with telecom equipment. Customers include Nextel Communications, ALLTEL, AirTouch Cellular, and GTE Mobilnet.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses in recent periods. The Company has a net capital deficit of $2,411,000 as of September 30, 1999. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, and to obtain additional financing or refinancing as may be required. The Company is actively pursuing additional equity financing through discussions with potential investors, and is also pursuing potential merger or acquisition candidates.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 1999.

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


3.       LEGAL MATTERS

The Company is not party to any material legal proceedings. From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Digital Transmission Systems, Inc., a Delaware corporation ("DTS" or the "Company"), designs, manufactures, and markets a broad range of products for the telecommunications industry. The Company's primary customers are domestic wireless service providers, including those offering cellular telephone services and Personal Communications Services ("PCS") and domestic and international resellers who sell to and service end users with telecom equipment. Customers include Nextel Communications, Alltel, AirTouch Cellular, and GTE Mobilnet.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

The following table sets forth certain financial data derived from the Company's statement of operations for the three months ended September 30, 1999 and September 30, 1998.


                                                THREE MONTHS ENDED            THREE MONTHS ENDED
                                                SEPTEMBER 30, 1999            SEPTEMBER 30, 1998

                                                $       % OF SALES            $       % OF SALES
                                             ----------------------------------------------------

Net sales                                        2,619         100              1,519         100
Gross profit                                       915          35                446          29
Product development                                236           9                503          33
Selling, general and administrative                544          21                835          55
Net income (loss)                                   17           1             (1,077)        (71)

NET SALES. Net sales increased 72% to $2,619,000 for the three months ended September 30, 1999 from $1,519,000 for the three months ended September 30, 1998. The sales mix, and the corresponding percentage of total sales of the Company's products, is set forth in the chart below:


                                                            PERCENTAGE OF
                                                                 TOTAL
                         THREE MONTHS ENDED               THREE MONTHS ENDED
                            SEPTEMBER 30,                    SEPTEMBER 30,
                            -------------                    -------------

                         1999            1998            1999            1998
                    ---------------------------------------------------------

Flex T1/E1             $2,619           $ 969              99              64
SKYPLEX                    --             527              --              35
Other products             --              23               1               1
                    ---------------------------------------------------------

Totals                 $2,619          $1,519             100             100
                    =========================================================




For the three months ended September 30, 1999, revenues from the Company's FlexT1/E1 product line increased 167% from $969,000 for the three months ended September 30, 1998 to $2,589,000 for the three months ended September 30, 1999. For the three months ended September 30, 1999, the Company did not record any revenue with respect to its previous SKYPLEX product line. SKYPLEX revenue for the same period last year was $527,000. The overall decrease in SKYPLEX revenues reflects the overall decrease in international sales as a result of the sale of the Company's international subsidiary on February 5, 1999.

GROSS PROFIT. Cost of sales consists of component costs, compensation costs and the overhead costs related to the production and shipping of the Company's products, along with the support and warranty expense associated with such products. Gross profit increased 105% from $446,000 for the three month period ended September 30, 1998 to $915,000 for the three month period ended September 30, 1999 primarily due to the accompanying increase in sales noted for the same period. As a percentage of sales, gross profit increased 6% from 29% of sales to 35% of sales for the three month period ended September 30, 1999. The increase is primarily attributable to reduced compensation and overhead costs related to production and shipping of the Company's products.

PRODUCT DEVELOPMENT. Product development expense consists of personnel costs, consulting, supplies and prototyping expenses. Product development expenses decreased 53%, to $236,000 for the three months ended September 30, 1999 from $503,000 for the three months ended September 30, 1998. The decrease in product development expense for the three month period ended September 30, 1999 is primarily due to reduced spending on new development projects and reduction in overall research and development charges following the sale of the Company's international subsidiary, SouthTech, Inc., on February 5, 1999. Approximately $5,000 of development costs related to new projects were capitalized for the three month period ended September 30, 1999 as compared to $25,000 for the three month period ended September 30, 1998. As a percentage of sales, product development costs were 9% for the three months ended September 30, 1999 and 33% for the three months ended September 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE. Selling expense consists primarily of compensation costs for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of occupancy costs and compensation expenses for administrative and finance personnel, as well as accounting, legal and consulting fees. Selling, general and administrative expense decreased by 35%, to $544,000 for the three months ended September 30, 1999 from $835,000 for the three months ended September 30, 1998. Total selling, general and administrative costs were 21% of total sales for the three months ended September 30, 1999 as compared to 55% of sales for the three months ended September 30, 1998 . The overall decrease in selling, general and administrative expenses is primarily due to the Company's reduction in personnel compensation and other administrative costs due to several cost reduction plans instituted by management during the fourth quarter of fiscal 1998 and the first, second and third quarters of fiscal 1999. Additionally, the Company experienced an overall reduction in selling, general, and administrative expenses following the sale of the Company's international subsidiary on February 5, 1999. As of September 30, 1999 the Company had approximately 28 full-time employees reflecting a decrease in overall headcount of 9, from 37 full-time employees as of September 30, 1998. Selling expense decreased by 50%, to $176,000 for the three months ended September 30, 1999 from $349,000 for the three months ended September 30, 1998. This decrease is attributable to lower sales personnel compensation costs and sales commission costs incurred after the sale of the Company's international subsidiary on February 5, 1999. Marketing expenditures decreased by 64% from $161,000 to $58,000 due to reduced advertising efforts and a reduction in tradeshow participation during the three month period ended September 30, 1999. General and administrative expenses decreased by 5%, to $310,000 for the three months ended September 30, 1999 from $325,000 for the three months ended September 30, 1998.

NET INCOME/LOSS. Net income for the three month period ended September 30, 1999 of $17,000 reflects an overall increase of $1,094,000 as compared to the net loss of $1,077,000 reported for the three month period ended September 30, 1998. The increase reflects the substantially lower operating costs of the Company. The reduction in overall operating costs is due to (1) the institution of cost reduction plans during early fiscal 1999, (2) the overall decrease in headcount as of September 30, 1999 as compared to September 30, 1998, and (3) the sale of the Company's international subsidiary on February 5, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses in recent periods and has previously been in violation of its debt covenants. However, through the sale of its international subsidiary, SouthTech, Inc., on February 5, 1999, and the amendment of its bank line with Silicon Valley Bank and its debenture agreement with Sirrom Capital, the Company is currently in compliance with all loan covenants and its net capital deficit has been reduced to $2,411,000 as of September 30, 1999. Although these accomplishments and the profitability of the fiscal quarter ended September 30, 1999 have improved the Company's financial condition from September 30, 1998, the Company's access to additional working capital and current cash condition still raise doubt about the Company's ability to continue as a going concern for a reasonable period of time.

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

On April 10, 1997, the Company established a bank line of credit agreement with Silicon Valley Bank which makes available $2,500,000 in borrowings with availability based on the Company's accounts receivable. The loan was amended on March 18, 1998 to increase the maximum eligible borrowing to the lesser of $4,000,000 or 80% eligible receivables plus 30% of eligible inventory, as defined, through the maturity date of April 10, 2000. The loan is secured by the Company's assets and bears interest at the rate of prime plus 2.25%. A net worth covenant was amended on March 16, 1998, requiring the Company to have a net worth of $1,000,000. In September 1998, the Company agreed to a UCC filing whereby all assets of the Company become collateral under the Agreement. The loan requires a monthly monitoring fee of $1,000 and a commitment fee of 0.125% due monthly on the unused portion of the facility. The agreement term is two years with an automatic renewal each year unless written notice of termination is given by one of the parties. The Company issued 60,000 two year warrants to Silicon Valley Bank at a strike price of $5.25 each as consideration for the amended agreement. On February 25, 1999 the Company signed an amendment to the loan agreement with Silicon Valley Bank which modified previous loan covenants. The revised covenants are primarily based upon minimum monthly and quarterly revenue levels. As consideration for the amended agreement, the Company issued 250,000 two year warrants for common stock of the Company at $0.119 per share which represents the market price of the Company's common stock at the close of business on December 2, 1998 when a new agreement was reached. The financial and accounting value of the warrants issued is immaterial to the Company's financial statements and has not been recorded as of September 30, 1999. Under the revised agreement the maximum borrowing has been reduced to $1,500,000 and bears interest at prime plus 2 1/4 (10% at September 30, 1999). The Company was in compliance with all covenants in the revised bank agreement as of September 30, 1999.

During fiscal 1998, the Company issued $4 million of 11.5% subordinated debentures to Sirrom Capital of Nashville, Tennessee. During March 1999, The FINOVA Group consummated its previously announced acquisition of Sirrom Capital Corporation. Sirrom Capital will begin operating as FINOVA Mezzanine Capital, a specialty finance company, headquartered in Nashville, Tennessee. The aforementioned debentures were issued on September 25, 1997 with a contractual due date of September 25, 2002. The Debenture Purchase Agreement contained numerous rights, privileges, and conditions in favor of the lender, only certain of which are described herein. The debentures were originally convertible at any time by the lender into common stock of the Company at a conversion price of $10.25 per share, subject to adjustment in certain events. The conversion price would change to $8.00 per share if the Company's common stock was trading for less than that amount on September 25, 1998. The debentures were redeemable by the Company after September 1999 provided that
(a) the Company pays the lender additional interest such that the lender would receive an effective compounded 20% interest rate from inception of the loan or
(b) the 20-day average bid price for the Company's stock exceeds $15.00 per share.

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

On December 31, 1998 an option to purchase 1,738,159 common shares of DTS stock was granted to MicroTel International ("MicroTel") by Peregrine Ventures, a California based limited partnership and shareholder of DTS, in consideration for a certain amount of MicroTel common stock. On the same date, the two DTS Board members representing Peregrine Ventures interests, tendered their resignations effective immediately. The option, due to expire on January 31, 1999, was exercised by MicroTel and thus MicroTel became DTS' largest single shareholder, holding approximately 40% of the then outstanding stock. Two MicroTel representatives were elected to the DTS Board of Directors at the DTS Shareholders Meeting held on April 13, 1999. MicroTel is a Delaware corporation whose stock is publicly traded in the NASDAQ exchange under the ticker symbol MCTL. In addition to various subsidiaries whose principal business is to manufacture and market power supplies, keypads, video displays, circuit boards and other electronic assemblies to a variety of aerospace and communications clients MicroTel also owns two CXR subsidiaries - CXR Telcom and CXR S.A. - which manufacture and market telecommunications products to telco and private network users.

At September 30, 1999, the Company had approximately $46,000 in cash and cash equivalents. For the three months ended September 30, 1999 and 1998, $608,000 and $435,000 was provided by operations, respectively. Cash was provided for operations primarily through a decrease in accounts receivable of $595,000.

The Company purchased $10,000 and $22,000 of property, plant and equipment during the three months ended September 30, 1999 and 1998, respectively. In addition, the Company capitalized certain product development expenses paid to outside contractors. During the three months ended September 30, 1999, the Company capitalized $5,000 of such costs as compared to capitalized costs of $25,000 for the three months ended September 30, 1998.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. Subsequently, the effective date was deferred until June 15, 2000. We do not anticipate any material impact on the financial statements as a result of the adoption of SFAS No. 133.

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


ITEMS 1 -  5 ARE NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         Exhibit
         Number            Description of Exhibits
         ------            -----------------------

         27.0              Financial Data Schedule (for SEC use only)


(B)      REPORTS ON FORM 8-K

         The registrant did not file any reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Digital Transmission Systems, Inc.



Date:   November 12, 1999             By: /s/ Andres C. Salazar
                                          ---------------------
                                          Andres C. Salazar,
                                          Chief Executive Officer



Date:   November 12, 1999             By: /s/  Clive N. W. Marsh
                                          ----------------------
                                          Clive N. W. Marsh, Controller
                                          (Principal Accounting Officer)