Form 10QSB
period 1999-12-31
DIGITAL TRANSMISSION SYSTEMS INC \DE\
filed 2000-02-14
CIK 1005179

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

                For the Quarterly Period Ended December 31, 1999

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

The number of shares outstanding of the registrant's common stock as of February 11, 2000 was 6,054,152.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [x]
===============================================================================

                       DIGITAL TRANSMISSION SYSTEMS INC.
                                  FORM 10-QSB

                    FOR THE QUARTER ENDED DECEMBER 31, 1999

                                     INDEX


PART I.         FINANCIAL INFORMATION                                                           PAGE

Item 1.         Financial Statements:

                Condensed Consolidated Balance Sheets at December 31, 1999
                  (Unaudited) and June 30, 1999                                                   3

                Condensed Consolidated Statements of Operations for the Three
                  Months ended December 31, 1999 and 1998 (Unaudited)                             4

                Condensed Consolidated Statements of Operations for the Six
                  Months ended December 31, 1999 and 1998 (Unaudited)                             5

                Condensed Consolidated Statements of Cash Flows for the Six
                  Months Ended December 31, 1999 and 1998 (Unaudited)                             6

                Notes to Interim Condensed Consolidated Financial Statements
                  (Unaudited)                                                                     7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                     9

PART II.            OTHER INFORMATION

Items 1-5           Not applicable                                                               17

Item 6.             Exhibits and Reports on Form 8-K                                             17

                    Signatures                                                                   18


Exhibit 27.0        Financial Data Schedule  (SEC use only)                                      19

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                                 Balance Sheets
                       (in thousands, except share data)
                                  (Unaudited)



                                 ASSETS                                      DECEMBER 31,
                                                                                 1999              JUNE 30, 1999
                                                                             ------------          -------------
Current assets:
    Cash and cash equivalents                                               $         335                    217
    Trade accounts receivable, net of allowances for
      returns and doubtful accounts of $906 and
      $1,238 at December 31, 1999 and June 30, 1999, respectively                     400                  1,133
    Accounts receivable from related parties                                           --                     43
    Inventories                                                                       737                    903
    Prepaid expenses and other current assets                                          --                     25
                                                                                 --------            -----------
                Total current assets                                                1,472                  2,321
Property and equipment, net of accumulated depreciation
    and amortization                                                                  275                    410
Note receivable from a related party                                                  127                    127
Intangible assets                                                                     439                    423
Other assets                                                                          560                    526
                                                                                 --------            -----------

                Total assets                                                 $      2,873                  3,807
                                                                                 ========            ===========

                 LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Line of credit                                                           $        658                  1,365
    Accounts payable and accrued liabilities                                        1,336                  1,749
    Accounts payable to related parties                                                --                     69
    Accrued payroll and benefits                                                      258                    167
    Notes payable                                                                     980                    561
    Warranty accrual                                                                  199                    197
                                                                                 --------            -----------
                Total current liabilities                                           3,431                  4,108
                                                                                 --------            -----------
Long-term liabilities:
    Convertible debentures                                                          2,000                  2,000
    Deferred gain on sale of subsidiary                                               127                    127
                                                                                 --------            -----------
                Total long-term liabilities                                         2,127                  2,127
                                                                                 --------            -----------
Shareholders' deficit:
    Preferred stock - 3,000,000 shares authorized; 1,314,333 shares
      issued and outstanding                                                        1,314                  1,314
    Common stock - $.01 par value; 15,000,000 shares
      authorized; 4,646,221 shares issued and outstanding
      at December 31, 1999 and June 30, 1999, respectively                             47                     47
    Additional paid-in capital                                                     11,651                 11,651
    Notes receivable from stock sales                                                 (63)                   (63)
    Accumulated deficit                                                           (15,634)               (15,377)
                                                                                 --------            -----------
                Total shareholders' deficit                                        (2,685)                (2,428)
Commitments and contingencies
                                                                                 --------            -----------
                Total liabilities and shareholders' deficit                  $      2,873                  3,807
                                                                                 ========            ===========


See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                         THREE MONTHS ENDED DECEMBER 31
                                                         ------------------------------
                                                              1999           1998
                                                            Unaudited      Unaudited
                                                         --------------  --------------

Net sales                                                    $    1,123      $    1,405
Cost of sales                                                       628           1,000

                                                             ----------      ----------
   Gross profit                                                     495             405
                                                             ----------      ----------

Selling, general and administrative                                 506             748

Product development                                                 171             419


                                                             ----------      ----------
   Total operating expenses                                         677           1,167
                                                             ----------      ----------

   Operating loss                                                  (182)           (762)

Interest expense, net                                               (92)           (149)

                                                             ----------      ----------
Loss before income tax expense                                     (274)           (911)

Income tax benefit (expense)                                         --              --


                                                             ----------      ----------
Net loss                                                     $     (274)     $     (911)
                                                             ==========      ==========

Net loss per share - basic and diluted                       $    (0.06)     $    (0.22)
                                                             ==========      ==========


Weighted average shares outstanding - basic and diluted           4,646           4,178
                                                             ==========      ==========


See accompanying notes to condensed consolidated financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                                                SIX MONTHS ENDED DECEMBER 31
                                                                              --------------------------------
                                                                                  1999                1998
                                                                                Unaudited          Unaudited
                                                                              -------------       ------------


Net sales                                                                        $    3,742         $    2,924
Cost of sales                                                                         2,332              2,073

                                                                                 ----------         ----------
   Gross profit                                                                       1,410                851
                                                                                 ----------         ----------

Selling, general and administrative                                                   1,050              1,583

Product development                                                                     407                922

                                                                                 ----------         ----------
   Total operating expenses                                                           1,457              2,505
                                                                                 ----------         ----------

   Operating loss                                                                       (47)            (1,654)

Interest expense, net                                                                  (210)              (334)
                                                                                 ----------         ----------
Loss before income tax expense                                                         (257)            (1,988)

Income tax benefit (expense)                                                             --                 --


                                                                                 ==========         ==========
Net loss                                                                         $     (257)        $   (1,988)
                                                                                 ==========         ==========

Net loss per share - basic and diluted                                           $    (0.06)        $    (0.48)
                                                                                 ==========         ==========


Weighted average shares outstanding - basic and diluted                               4,646              4,178
                                                                                 ==========         ==========


See accompanying notes to condensed consolidated financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                           SIX MONTHS ENDED DECEMBER 31
                                                                        -------------------------------
                                                                           1999                   1998
                                                                         Unaudited            Unaudited
                                                                         ----------           ---------
Cash flows from operating activities:
  Net loss                                                              $     (257)           $   (1,988)
  Adjustments to reconcile net loss
   to net cash used in (provided by) operating activities:
     Depreciation and amortization                                             278                   438
     Amortization of deferred compensation expense                              --                    32
  Changes in assets and liabilities:
     Trade and other accounts receivable                                       776                   765
     Inventories                                                               166                   689
     Prepaid expenses and other assets                                          (9)                  (48)
     Accounts payable and other accrued expenses                              (372)                  475
     Warranty accrual                                                            3                   (13)

                                                                        ----------            ----------
Net cash provided by operating activities                                      585                   350
                                                                        ----------            ----------

Cash flows from investing activities:
  Purchases of property and equipment                                          (11)                  (46)
  Additions to capitalized product development costs                          (148)                  (94)

                                                                        ----------            ----------
Net cash used in investing activities                                         (159)                 (140)
                                                                        ----------            ----------

Cash flows from financing activities:
  Net payments under line of credit agreement                                 (708)                 (246)
  Proceeds from issuance of note payable                                       400                    --
  Proceeds from exercise of stock options                                       --                    --

                                                                        ----------            ----------
Net cash used in financing activities                                         (308)                 (246)
                                                                        ----------            ----------

Net increase (decrease) in cash and cash equivalents                           118                   (36)
Cash and cash equivalents at beginning of period                               217                    91

                                                                        ==========            ==========
Cash and cash equivalents at end of period                              $      335            $       55
                                                                        ==========            ==========

Supplemental disclosure of cash paid for income taxes and interest
    Cash paid for income taxes                                                  --                    --
                                                                        ----------            ----------
    Cash paid for interest                                              $       67            $       83
                                                                        ----------            ----------


See accompanying notes to condensed consolidated financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 (UNAUDITED)

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses in recent periods. The Company has a net capital deficit of $2,685,000 as of December 31, 1999. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 1999.

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

4.  SIGNIFICANT TRANSACTIONS

On December 29, 1999 the Company entered into an agreement with Wi-LAN, Inc., a Calgary, Alberta company in Canada to sell $1.5 million in debentures which would provide the Company with much needed additional working capital. The new debentures would have similar terms to those that had been placed with Finova Mezzanine Capital with a few exceptions. Namely, the debentures would have a four-year term with 10% coupon rate and principal and cumulative interest due at the end of the term. In addition, the Company would have no buy-back provision and the conversion rate would be $1 per share. On January 7, 2000 a closing on the Wi-LAN debentures was held whereby the Company received a first tranche of the debenture payment of $400,000 with additional tranches of the same amount due on February 1 and March 1. A final tranche of $300,000 is due on April 1, 2000. Through the final agreement signed on January 7, 2000 Wi-LAN, Inc. has the option to purchase an additional debenture of $1.5 million with similar terms but at a conversion rate to be determined by the market price of DTSX common stock at the time that the option is exercised. Simultaneous to the debenture transaction with DTS on January 7, 2000, Wi-LAN purchased 1,738,159 shares of DTSX stock from Microtel and the $2 million debenture from Finova Mezzanine Capital. By converting $1.3 million of the Finova debenture, Wi-LAN received 1,300,000 shares of DTSX stock and thus gaining over 50% of the outstanding common stock of DTS. Through the transaction with Finova, Wi-LAN received a warrant for 734,000 shares of DTSX common stock at a exercise price of $1 per share and a warrant for 500,000 shares of LinkaNet Labs, a DTS affiliate.

On January 18, 2000 DTS entered into a technology licensing agreement with Wi-LAN., a Calgary, Alberta company in Canada, whereby DTS would receive documentation and services about a technology named Wideband Orthogonal Frequency Division Multiplexing ("W-OFDM"). W-OFDM technology has been widely proclaimed as the preferred method of transmitting very high-speed digital information through wireless links at speeds above 1 Mbps. Recently the IEEE 802.11a Committee accepted W-OFDM as a standard for wireless transmission from 5 Mbps to 50 Mbps. Wi-LAN owns key patents on W-OFDM and has developed components and modules that allow a licensee to develop systems and products that incorporate the patented technology. The license granted DTS by Wi-LAN allows DTS to develop and sell products on an exclusive basis for the Local Multipoint Distribution Services ("LMDS") worldwide market in the frequency range 10GHz to 100GHz. The license will allow DTS to enter a market relevant to that being served currently with its line of products - Flex, microFlex and the IP Processor.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

The following table sets forth certain financial data derived from the Company's statement of operations for the three months ended December 31, 1999 and December 31, 1998.


                                           THREE MONTHS ENDED             THREE MONTHS ENDED
                                            DECEMBER 31, 1999              DECEMBER 31, 1998
                                           ------------------             ------------------

                                           $            % OF SALES           $         % OF SALES
                                           ------------------------------------------------------

Net Sales                                  1,123              100         1,405               100
Gross Profit                                 495               44           405                29
Product development                          171               15           419                30
Selling, general and administrative          507               45           748                53
Net income (loss)                           (275)             (24)         (911)              (65)

NET SALES. Net sales decreased by 20%, to $1,123,000 for the three months ended December 31, 1999 from $1,405,000 for the three months ended December 31, 1998. The sales mix, and the corresponding percentage of total sales of the Company's products, is set forth in the chart below:


                                                                         PERCENTAGE OF
                                                                            TOTAL
                                                 THREE MONTHS ENDED   THREE MONTHS ENDED
                                                    DECEMBER 31,         DECEMBER 31,
                                                 ------------------   ------------------

                                                  1999       1998       1999       1998
                                                 ---------------------------------------

Flex T1/E1                                       $   963   $    843         86        60
SKYPLEX                                               39        489          3        35
Other products                                       121         73         11         5
                                                 ---------------------------------------

Totals                                           $ 1,123   $  1,405        100       100
                                                 =======================================




For the three months ended December 31, 1999, revenues from the Company's FlexT1/E1 product line increased 14% from $843,000 for the three months ended December 31, 1998 to $963,000 for the three months ended December 31, 1999. Revenues from sales of the Company's SKYPLEX product decreased 92% to $39,000 for the three months ended December 31, 1999 from $489,000 for the three months ended December 31, 1998 reflecting a shift in the Company's sales focus from international to domestic after the sale of the Company's international subsidiary on February 5, 1999.

GROSS PROFIT. Cost of sales consists of component costs, compensation costs and the overhead costs related to the production and shipping of the Company's products, along with the support and warranty expense associated with such products. Gross profit increased 22% from $405,000 for the three month period ended December 31, 1998 to $495,000 for the three month period ended December 31, 1999. As a percentage of sales, gross profit increased from 29% for the three month period ended December 31, 1998 to 44% for the three month period ended December 31, 1999. The increase is due to a higher margin product mix noted for the three month period ended December 31, 1999.

PRODUCT DEVELOPMENT. Product development expense consists of personnel costs, consulting, supplies and prototyping expenses. Product development expenses decreased 59%, to $171,000 for the three months ended December 31, 1999 from $419,000 for the three months ended December 31, 1998. The decrease in product development expense for the three month period ended December 31, 1999 is primarily due to reduced spending on new development projects. Approximately $143,000 of development costs related to new projects were capitalized for the three month period ended December 31, 1999 as compared to $60,000 for the three month period ended December 31, 1998. As a percentage of sales, product development costs were 15% for the three months ended December 31, 1999 and 30% for the three months ended December 31, 1998.

SELLING, GENERAL AND ADMINISTRATIVE. Selling expense consists primarily of compensation costs for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of occupancy costs and compensation expenses for administrative and finance personnel, as well as accounting, legal and consulting fees. Selling, general and administrative expense decreased by 32%, to $507,000 for the three months ended December 31, 1999 from $748,000 for the three months ended December 31, 1998. Total selling, general and administrative costs were 45% of total sales for the three months ended December 31, 1999 as compared to 53% of sales for the three months ended December 31, 1998. The overall decrease in selling, general and administrative expenses is primarily due to the Company's reduction in personnel compensation and other administrative costs due to several cost reduction plans instituted by management during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999. As of December 31, 1999 the Company had approximately 28 full-time employees reflecting a decrease in overall headcount of 10, from 38 full-time employees as of December 31, 1998. Selling expense decreased by 40%, to $171,000 for the three months ended December 31, 1999 from $285,000 for the three months ended December 31, 1998. This decrease was due to lower sales personnel compensation costs and sales commission costs associated with the decreased sales level for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998. Marketing expenditures decreased by 50% from $104,000 to $52,000 due to reduced advertising efforts and a reduction in tradeshow participation during the three month period ended December 31, 1999. General and administrative expenses decreased by 21%, to $284,000 for the three months ended December 31, 1999 from $358,000 for the three months ended December 31, 1998. This decrease is primarily a result of the overall decrease in headcount at December 31, 1999 as compared to December 31, 1998.

NET LOSS. The net loss decreased to $275,000 for the three months ended December 31, 1999, from $911,000 for the three months ended December 31, 1998. This decrease was primarily the result of the decrease in selling, general and administrative expenses as a result of an overall reduction in operating expenses.

SIX MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

The following table sets forth certain financial data derived from the Company's statement of operations for the six months ended December 31, 1999 and December 31, 1998.


                                                        SIX MONTHS ENDED            SIX MONTHS ENDED
                                                        DECEMBER 31, 1999           DECEMBER 31, 1998
                                                        -----------------           -----------------

                                                        $         % OF SALES        $      % OF SALES
                                                        ---------------------------------------------

Net Sales                                                3,742           100        2,924         100
Gross Profit                                             1,410            38          851          29
Product development                                        407            11          922          32
Selling, general and administrative                      1,051            28        1,583          54
Net income (loss)                                         (258)           (7)      (1,988)        (68)




NET SALES. Net sales increased 28%, to $3,742,000 for the six months ended December 31, 1999 from $2,924,000 for the six months ended December 31, 1998. The sales mix, and the corresponding percentage of total sales of the Company's products, is set forth in the chart below:


                                                                                  PERCENTAGE OF
                                                                                      TOTAL
                                                       SIX MONTHS ENDED          SIX MONTHS ENDED
                                                         DECEMBER 31,              DECEMBER 31,
                                                       ----------------          ----------------

                                                        1999      1998           1999        1998
                                                       ------------------------------------------

Flex T1/E1                                             $ 3,571  $ 1,812             95         62
SKYPLEX                                                     39    1,016              1         35
Other products                                             132       96              4          3
                                                       ------------------------------------------

Totals                                                 $ 3,742  $ 2,924            100        100
                                                       ==========================================




For the six months ended December 31, 1999, revenues from the Company's FlexT1/E1 product line increased 97% from $1,812,000 for the six months ended December 31, 1998 to $3,571,000 for the six months ended December 31, 1999. Revenues from sales of the Company's SKYPLEX product decreased 96% to $39,000 for the six months ended December 31, 1999 from $1,016,000 for the six months ended December 31, 1998 reflecting an overall decrease in international sales of the SKYPLEX product line as a result of the sale of the Company's international subsidiary on February 5, 1999.

GROSS PROFIT. Cost of sales consists of component costs, compensation costs and the overhead costs related to the production and shipping of the Company's products, along with the support and warranty expense associated with such products. Gross profit increased 66% from $851,000 for the six month period ended December 31, 1998 to $1,410,000 for the six month period ended December 31, 1999 primarily due to the accompanying increase in sales of higher margin products noted for the same period. As a percentage of sales, gross profit increased from 29% of sales for the six months ended December 31, 1998 to 38% of sales for the six months ended December 31, 1999. The increase is primarily attributable to a reduction in the Company's overhead costs as a result of specific cost reduction plans that were instituted by management during late fourth quarter of fiscal 1998 and the first quarter of fiscal 1999.

PRODUCT DEVELOPMENT. Product development expense consists of personnel costs, consulting, supplies and prototyping expenses. Product development expenses decreased 56%, to $407,000 for the six months ended December 31, 1999 from $922,000 for the six months ended December 31, 1998. The decrease in product development expense for the six month period ended December 31, 1999 is primarily due to reduced spending on new development projects. Approximately $148,000 of development costs related to new projects were capitalized for the six month period ended December 31, 1999 as compared to $94,000 for the six month period ended December 31, 1998. As a percentage of sales, product development costs were 11% for the six months ended December 31, 1999 and 32% for the six months ended December 31, 1998.

SELLING, GENERAL AND ADMINISTRATIVE. Selling expense consists primarily of compensation costs for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of occupancy costs and compensation expenses for administrative and finance personnel, as well as accounting, legal and consulting fees. Selling, general and administrative expense decreased by 34%, to $1,051,000 for the six months ended December 31, 1999 from $1,583,000 for the six months ended December 31, 1998. Total selling, general and administrative costs were 28% of total sales for the six months ended December 31, 1999 as compared to 54% of sales for the six months ended December 31, 1998. The overall decrease in selling, general and administrative expenses is primarily due to the Company's reduction in personnel compensation and other administrative costs due to several cost reduction plans instituted by management during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999. As of December 31, 1999 the Company had approximately 28 full-time employees reflecting a decrease in overall headcount of 10, from 38 full-time employees as of December 31, 1998. Selling expense decreased by 45%, to $346,000 for the six months ended December 31, 1999 from $634,000 for the six months ended December 31, 1998. This decrease was due to lower sales personnel compensation costs and sales commission costs associated with the decreased sales level for the six months ended December 31, 1998 as compared to the six months ended December 31, 1997. Marketing expenditures decreased by 58% from $265,000 to $110,000 due to reduced advertising efforts and a reduction in tradeshow participation during the six month period ended December 31, 1999. General and administrative expenses decreased by 13%, to $595,000 for the six months ended December 31, 1999 from $684,000 for the six months ended December 31, 1998. This decrease is primarily a result of the overall decrease in headcount at December 31, 1999 as compared to December 31, 1998.

NET LOSS. The net loss decreased to $258,000 for the six months ended December 31, 1999, from $1,988,000 for the six months ended December 31, 1998. This decrease was primarily the result of the decrease in selling, general and administrative expenses as a result of an overall reduction in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses in recent periods and has previously been in violation of its debt covenants. However, through the sale of its international subsidiary, SouthTech, Inc., on February 5, 1999, and the amendment of its debenture agreement with Sirrom Capital, the Company is currently in compliance with all loan covenants and its net capital deficit has been reduced to $2,685,000 as of December 31, 1999. Although these accomplishments have improved the Company's financial condition from December 31, 1998, the Company's access to additional working capital and current cash condition still raise doubt about the Company's ability to continue as a going concern for a reasonable period of time.

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

On April 10, 1997, the Company established a bank line of credit agreement with Silicon Valley Bank which makes available $2,500,000 in borrowings with availability based on the Company's accounts receivable. The loan was amended on March 18, 1998 to increase the maximum eligible borrowing to the lesser of $4,000,000 or 80% eligible receivables plus 30% of eligible inventory, as defined, through the maturity date of April 10, 2000. The loan is secured by the Company's assets and bears interest at the rate of prime plus 2.25%. A net worth covenant was amended on March 16, 1998, requiring the Company to have a net worth of $1,000,000. In September 1998, the Company agreed to a UCC filing whereby all assets of the Company become collateral under the Agreement. The loan requires a monthly monitoring fee of $1,000 and a commitment fee of 0.125% due monthly on the unused portion of the facility. The agreement term is two years with an automatic renewal each year unless written notice of termination is given by one of the parties. The Company issued 60,000 two year warrants to Silicon Valley Bank at a strike price of $5.25 each as consideration for the amended agreement. On February 25, 1999 the Company signed an amendment to the loan agreement with Silicon Valley Bank which modified previous loan covenants. The revised covenants are primarily based upon minimum monthly and quarterly revenue levels. As consideration for the amended agreement, the Company issued 250,000 two year warrants for common stock of the Company at $0.119 per share which represents the market price of the Company's common stock at the close of business on December 2, 1998 when a new agreement was reached. The financial and accounting value of the warrants issued is immaterial to the Company's financial statements and has not been recorded as of December 31, 1999. Under the revised agreement the maximum borrowing has been reduced to $1,500,000 and bears interest at prime plus 2 1/4 (10.75% at December 31, 1999).

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

At December 31, 1999, the Company had approximately $335,000 in cash and cash equivalents. For the six months ended December 31, 1999 and 1998, $584,000 and $350,000 was provided by operations, respectively. Cash was provided for operations for the six months ended December 31, 1999 primarily through a decrease in accounts receivable of $776,000.

The Company purchased $11,000 and $46,000 of property, plant and equipment during the six months ended December 31, 1999 and 1998, respectively. In addition, the Company capitalized certain product development expenses paid to outside contractors. During the six months ended December 31, 1999, the Company capitalized $148,000 of such costs as compared to capitalized costs of $94,000 for the six months ended December 31, 1998.

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


PART II. OTHER INFORMATION


ITEMS 1 - 5 ARE NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         Exhibit
         Number                      Description of Exhibits
         -------                     -----------------------

         27.0              Financial Data Schedule (for SEC use only)


(B)      REPORTS ON FORM 8-K

         The registrant did not file any reports on Form 8-K during the six months ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Digital Transmission Systems, Inc.



Date: February 15, 2000                   By:  /s/ Andres C. Salazar
                                              --------------------------
                                                 Andres C. Salazar
                                                 Chief Executive Officer


Date: February 15, 2000                    By:  /s/  Clive N. W. Marsh
                                               -----------------------
                                                 Clive N. W. Marsh, Controller
                                                 (Principal Accounting Officer)