Form 10QSB
period 2000-03-31
DIGITAL TRANSMISSION SYSTEMS INC \DE\
filed 2000-05-15
CIK 1005179

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

                 For the Quarterly Period Ended March 31, 2000

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]   No [X]

The number of shares outstanding of the registrant's common stock as of May 8, 2000 was 7,206,128.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]
===============================================================================

                       DIGITAL TRANSMISSION SYSTEMS INC.
                                  FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                     INDEX



PART I.           FINANCIAL INFORMATION                                               PAGE

Item 1.           Financial Statements:

                  Consolidated Balance Sheets at March 31, 2000
                     and June 30, 1999 (Unaudited)                                      3

                  Consolidated Statements of Operations for the Three
                        Months ended March 31, 2000 and 1999 (Unaudited)                4

                  Consolidated Statements of Operations for the Nine
                     Months ended March 31, 2000 and 1999 (Unaudited)                   5

                  Consolidated Statements of Cash Flows for the Nine
                     Months Ended March 31, 2000 and 1999 (Unaudited)                   6

                  Notes to Interim Consolidated Financial Statements
                     (Unaudited)                                                        8

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                        11

PART II.          OTHER INFORMATION

Items 1 - 5       Not applicable                                                       18

Item 6.           Exhibits and Reports on Form 8-K                                     18

                  Signatures                                                           19

Exhibit 11.0      Earnings per share                                                   20

Exhibit 27.0      Financial Data Schedule  (SEC use only)                              21

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                                 Balance Sheets
                       (in thousands, except share data)
                                  (Unaudited)



                                 ASSETS                                               MARCH 31,       JUNE 30,
                                                                                        2000            1999
                                                                                     ----------      ----------

Current assets:
    Cash and cash equivalents                                                        $    3,564             217
    Trade accounts receivable, net of allowances for
      returns and doubtful accounts of $1,967 and
      $1,238 at March 31, 2000 and June 30, 1999, respectively                            8,883           1,133
    Accounts receivable from related parties                                                 --              43
    Inventories                                                                          12,332             903
    Prepaid expenses and other current assets                                                --              25
                                                                                     ----------      ----------
                Total current assets                                                     24,779           2,321
Property and equipment, net of accumulated depreciation
    and amortization                                                                      4,754             410
Note receivable from a related party                                                        127             127
Intangible assets                                                                        19,268             423
Other assets                                                                              3,378             526
                                                                                     ----------      ----------

                Total assets                                                         $   52,306           3,807
                                                                                     ==========      ==========

             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Line of credit                                                                   $    9,223           1,365
    Accounts payable and accrued liabilities                                             14,965           1,749
    Accounts payable to related parties                                                      --              69
    Accrued payroll and benefits                                                            185             167
    Notes payable                                                                           386             561
    Acquisition payable                                                                  20,560              --
    Warranty accrual                                                                        201             197
                                                                                     ----------      ----------
                Total current liabilities                                                45,520           4,108
                                                                                     ----------      ----------
Long-term liabilities:
    Convertible debentures                                                                1,790           2,000
    Other liabilities                                                                        58              --
    Deferred gain on sale of subsidiary                                                     127             127
                                                                                     ----------      ----------
                Total long-term liabilities                                               1,975           2,127
                                                                                     ----------      ----------
Shareholders' equity (deficit):
    Preferred stock - 3,000,000 shares authorized, $.01 par value
      Series A - 1,314,333 shares issued and outstanding                                  1,314           1,314
      Series B - 454,737 shares issued and outstanding                                    3,000              --
    Common stock - $.01 par value; 15,000,000 shares
      authorized; 6,903,500 and 4,646,221 shares issued and outstanding
      at March 31, 2000 and June 30, 1999, respectively                                      69              47
    Additional paid-in capital                                                           15,972          11,651
    Notes receivable from stock sales                                                       (63)            (63)
    Accumulated deficit                                                                 (15,481)        (15,377)
                                                                                     ----------      ----------
                Total shareholders' equity (deficit)                                      4,811          (2,428)
Commitments and contingencies
                                                                                     ----------      ----------

                Total liabilities and shareholders' equity (deficit)                 $   52,306           3,807
                                                                                     ==========      ==========



See accompanying notes to financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                                 THREE MONTHS ENDED MARCH 31
                                                                 ---------------------------
                                                                    2000            1999
                                                                  Unaudited       Unaudited
                                                                 ----------      ----------


Net sales                                                        $    3,145      $    1,922
Cost of sales                                                         1,957             972

                                                                 ----------      ----------
   Gross profit                                                       1,188             950
                                                                 ----------      ----------

Selling, general and administrative                                     842             658
Product development                                                     112             281


                                                                 ----------      ----------
   Total operating expenses                                             954             939
                                                                 ----------      ----------

   Operating income                                                     234              11

Interest expense, net                                                   (81)           (164)
Gain on sale of subsidiary                                               --           1,100

                                                                 ----------      ----------
Income before income tax expense                                        153             947

Income tax benefit (expense)                                             --              --
                                                                 ----------      ----------

Income before extraordinary items                                       153             947

Extraordinary gain on settlement of trade                                --             165
  payables

                                                                 ----------      ----------
Net income                                                       $      153      $    1,112
                                                                 ==========      ==========

Net income per share before extraordinary items - basic          $     0.03      $     0.22
Extraordinary gain on settlement of trade payables
                                                                         --            0.04
                                                                 ----------      ----------
Net income per share - basic                                     $     0.03      $     0.26
                                                                 ==========      ==========

Net income per share before extraordinary items - diluted        $     0.01      $     0.09
Extraordinary gain on settlement of trade payables
                                                                         --            0.02
                                                                 ----------      ----------
Net income per share - diluted                                   $     0.01      $     0.11
                                                                 ==========      ==========

Weighted average common shares outstanding:
Basic                                                                 5,187           4,250
                                                                 ----------      ----------
Diluted                                                              11,800          10,597
                                                                 ----------      ----------



See accompanying notes to consolidated financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                                      NINE MONTHS ENDED MARCH 31
                                                                      --------------------------
                                                                         2000            1999
                                                                      Unaudited       Unaudited
                                                                      ----------      ----------


Net sales                                                             $    6,887      $    4,846
Cost of sales                                                              4,289           3,045

                                                                      ----------      ----------
   Gross profit                                                            2,598           1,801
                                                                      ----------      ----------

Selling, general and administrative                                        1,892           2,241
Product development                                                          519           1,203


                                                                      ----------      ----------
   Total operating expenses                                                2,411           3,444
                                                                      ----------      ----------

   Operating income (loss)                                                   187          (1,643)

Interest expense, net                                                       (291)           (498)
Gain on sale of subsidiary                                                    --           1,100

                                                                      ----------      ----------
Loss before income tax expense                                              (104)         (1,041)

Income tax benefit (expense)                                                  --              --
                                                                      ----------      ----------

Loss before extraordinary items                                             (104)         (1,041)

Extraordinary gain on settlement of trade payables                            --             165

                                                                      ----------      ----------
Net loss                                                              $     (104)     $     (876)
                                                                      ==========      ==========

Net loss per share before extraordinary items - basic and diluted     $    (0.02)     $    (0.25)
Extraordinary gain on settlement of trade payables                            --            0.04
                                                                      ----------      ----------
Net loss per share - basic and diluted                                $    (0.02)     $    (0.21)
                                                                      ==========      ==========

Weighted average common shares outstanding:
Basic                                                                      5,187           4,250
                                                                      ----------      ----------
Diluted (1)                                                                5,187           4,250
                                                                      ----------      ----------

(1) Potentially dilutive securities not included as their effect would be anti-dilutive



See accompanying notes to consolidated financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                          NINE MONTHS ENDED MARCH 31
                                                                                          --------------------------
                                                                                             2000            1999
                                                                                          Unaudited       Unaudited
                                                                                          ----------      ----------

Cash flows from operating activities:
  Net loss                                                                                $     (104)     $     (876)
  Adjustments to reconcile net loss
   to net cash provided by operating activities:
     Depreciation and amortization                                                               357             703
     Extraordinary gain on settlement of trade payables                                           --            (165)
     Gain on sale of subsidiary                                                                   --          (1,100)
     Amortization of deferred compensation expense                                                --              48
  Changes in assets and liabilities:
     Trade and other accounts receivable                                                      (1,096)            740
     Inventories                                                                                  81             846
     Prepaid expenses and other assets                                                           (96)           (103)
     Accounts payable and other accrued expenses                                               1,491              (5)
     Warranty accrual                                                                              4             (13)
                                                                                          ----------      ----------
Net cash provided by operating activities                                                        637              75
                                                                                          ----------      ----------

Cash flows from investing activities:
  Purchases of property and equipment                                                            (26)            (62)
  Additions to capitalized product development costs                                            (175)            (98)
  Acquisition of business, net of cash acquired                                               (2,426)             --
  Decrease (increase) in other non-current assets and liabilities                                 --              94
                                                                                          ----------      ----------
Net cash used in investing activities                                                         (2,627)            (66)
                                                                                          ----------      ----------

Cash flows from financing activities:
  Net borrowings under line of credit agreement                                                  703              50
  Proceeds from issuance of Preferred Stock - Series B                                         3,000              --
  Proceeds from issuance of convertible debentures                                             1,500              --
  Proceeds from exercise of stock options                                                        134              --
                                                                                          ----------      ----------
Net cash provided by financing activities                                                      5,337              50
                                                                                          ----------      ----------
Net increase in cash and cash equivalents                                                      3,347              59
Cash and cash equivalents at beginning of period                                                 217              91
                                                                                          ----------      ----------
Cash and cash equivalents at end of period                                                $    3,564      $      150
                                                                                          ==========      ==========

Supplemental disclosure of cash paid for interest
    Cash paid for interest                                                                $       98      $      119
                                                                                          ----------      ----------


Supplemental disclosure of non-cash operating and financing activities:
   Issuance of note receivable in conjunction with a subsidiary liability                         --      $      900
                                                                                          ==========      ==========
   Conversion of $1,000 of convertible debentures plus accrued interest to Series
      A convertible Preferred Stock                                                               --      $    1,314
                                                                                          ==========      ==========
   Conversion of $1,710 of convertible debentures to common stock                         $    1,710              --
                                                                                          ==========      ==========
   Issuance of warrants relating to conversion of debentures                                      --      $      182
                                                                                          ==========      ==========

Sale of subsidiary:
   Assets disposed of:                                                                            --      $      981
   Liabilities disposed of:                                                                       --      $   (2,081)
                                                                                          ----------      ----------
   Gain on sale of subsidiary                                                                     --      $    1,100
                                                                                          ==========      ==========

Detail of acquisition:
   Fair value of net assets acquired at March 31, 2000                                         6,693              --
   Excess of consideration over fair value of net assets at March 31, 2000                    18,867              --
   Acquisition payable recorded                                                              (20,560)             --
   Common stock issued                                                                        (2,500)             --
                                                                                          ----------      ----------
   Cash paid for acquisition                                                                   2,500              --
   Cash acquired in acquisition                                                                  (74)             --
                                                                                          ----------      ----------
   Net cash paid for acquisition                                                          $    2,426              --
                                                                                          ==========      ==========



See accompanying notes to consolidated financial statements.

                       DIGITAL TRANSMISSION SYSTEMS, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           MARCH 31, 2000 (UNAUDITED)

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

The Company's products, consisting of proprietary software and hardware modules, facilitate the control, monitoring and efficient transmission of high-speed digital information through public or private telecommunications networks. The Company's network access products enable telecommunications service providers to give their customers economical, high-quality access to public and private networks and various telecommunications services. These services include voice and high-speed data transmission, access to the internet and video and desktop conferencing. Important product requirements in these market segments include high feature density, modularity, quality performance and compactness. The Company's products meet these requirements and are suitable for both wireline and wireless service environments.

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

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, and to obtain additional financing or refinancing as may be required. The Company is actively pursuing additional equity financing through discussions with potential investors.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 1999.

There have been no changes to the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of the Notes to Financial Statements in the Company's Annual Report on Form 10-KSB.


2.  INCOME (LOSS) PER COMMON SHARE

The Company has presented earnings (loss) per share in accordance with the provisions of SFAS No. 128, Earnings Per Share ("SFAS 128"), which requires companies that have publicly held common stock or potential common stock to present both basic and diluted earnings (loss) per share (EPS) on the face of the income statement. Basic EPS is calculated as income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated as income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period plus any dilutive potential common shares, such as convertible debt or stock options. To the extent the Company had losses, potentially dilutive shares have not been included as their effect is anti-dilutive.

3.       LEGAL MATTERS

The Company is not party to any material legal proceedings. From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business.

4.       INVENTORIES

The Company's products, consisting of proprietary software and hardware modules, facilitate the control, monitoring, and efficient transmission of high-speed digital information through public or private telecommunications networks. The Company purchases both new and used hardware for applications in telecommunications and computer networking. Used hardware is refurbished and tested prior to shipment.

5.       SIGNIFICANT TRANSACTIONS

WI-LAN, INC.

On December 29, 1999 the Company entered into an agreement with Wi-LAN, Inc., a Calgary, Alberta company in Canada to sell $1.5 million in convertible debentures which would provide the Company with much needed additional working capital. The new debentures, convertible at any time by the holder, would have similar terms to those that had been placed with Finova Mezzanine Capital with a few exceptions. Namely, the debentures would have a four-year term with 10% coupon rate and principal and cumulative interest due at the end of the term. In addition, the Company would have no buy-back provision and the conversion rate would be $1 per share, which approximated the fair value of the Company's common stock on the date the Company entered into the agreement. On January 7, 2000 a closing on the Wi-LAN debentures was held whereby the Company received the first tranche of the debenture payment of $400,000. The remaining $1,100,000 debenture payments were received in full by the Company prior to March 31, 2000. Through the closing on January 7, 2000, Wi-LAN, Inc. has the option to purchase additional debentures of $1.5 million with similar terms but at a conversion rate to be determined by the market price of DTSX common stock at the time that the option is exercised.

Apart from the above transaction with the Company, Wi-LAN purchased 1,738,159 shares of DTSX stock from Microtel, another DTS shareholder, and the outstanding $2 million debenture with outstanding warrants from Finova Mezzanine Capital. By converting $1.3 million of the Finova debenture, Wi-LAN received 1,300,000 shares of DTSX stock and gained over 50% of the outstanding common stock of DTS. Through the transaction with Finova, Wi-LAN received the outstanding warrants for 734,000 shares of DTSX common stock at a exercise price of $1 per share and a warrant for 500,000 shares of LinkaNet Labs, a DTS affiliate.

On March 31, 2000, Wi-LAN purchased $3,000,000 of the Company's Preferred Stock with such stock convertible into common shares at $7.125 per share, the market closing price of the Company's common stock on March 30, 2000. Additionally, Wi-LAN converted part of a debenture from DTS purchased on January 7, 2000 into 400,000 and 300,000 common shares on March 31, 2000 and April 16, 2000, respectively.

On January 18, 2000 DTS entered into a technology licensing agreement with Wi-LAN, Inc., whereby DTS would have the right to receive documentation and services about a technology named Wideband Orthogonal Frequency Division Multiplexing ("W-OFDM"). W-OFDM technology has been widely proclaimed as the preferred method of transmitting very high-speed digital information through wireless links at speeds above 1 Mbps. Recently the IEEE 802.11a Committee accepted W-OFDM as a standard for wireless transmission from 5 Mbps to 50 Mbps. Wi-LAN owns key patents on W-OFDM and has developed components and modules that allow a licensee to develop systems and products that incorporate the patented technology. The license granted DTS by Wi-LAN allows DTS to develop and sell products on an exclusive basis for the Local Multipoint Distribution Services ("LMDS") worldwide market in the frequency range 10GHz to 100GHz. The license will allow DTS to enter a market relevant to that being served currently with its line of products - Flex, microFlex and the IP Processor. The compensation to be paid Wi-LAN, Inc. for the aforementioned license, which is expected to be settled in the Company's common stock, has yet to be determined.

ACQUISITION OF TELCOR COMMUNICATIONS, INC.

Transaction Summary

On March 31, 2000 the Company consummated the merger of Telcor Communications, Inc. ("Telcor"), a leading reseller of new and used wireless and wireline telecom equipment based in Duluth, Georgia, into a wholly-owned subsidiary of the Company. The merger consideration payable to the shareholders of Telcor is $25 million in a combination of the Company's common stock and cash. The amount of $5 million of the consideration was paid at closing with $2.5 million in cash and $2.5 million in common stock valued at $7.375 per share (the closing price of DTS common stock a few days before and after the announcement date). A total of 338,983 shares of DTS common stock were paid in connection with the closing on March 31, 2000. The remaining consideration of $20 million is due and payable on or before October 30, 2000 with a commitment from the Company to use best efforts to tender to the former shareholders of Telcor at least $10 million in cash before June 30, 2000. In connection with the acquisition, additional payments may be made and accounted for as part of the purchase price. If all performance objectives are met by May 31, 2000, an additional $6 million may be paid in connection with the acquisition. The additional payments, if earned, will be treated as additional purchase price for the acquisition.

The statement of financial position ("balance sheet") of the acquired Telcor business as of March 31, 2000 has been included in the accompanying financial statements. The Company will begin consolidating Telcor's operating results beginning April 1, 2000.

The acquisition was accounted for by the purchase method of accounting, and accordingly, the purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on their fair value at the date of acquisition. The excess of purchase price over the net assets acquired has been recorded as goodwill.


Unaudited Proforma Data

The following unaudited pro forma combined financial data of Digital Transmission Systems, Inc. ("DTS") and Telcor Communications, Inc. ("Telcor") combine the consolidated financial information of DTS for year ended June 30, 1999 and at or for the six month period ended December 31, 1999, with the consolidated financial information of Telcor for the year ended June 30, 1999 and for the nine and three month period ended March 31, 2000. We have prepared the unaudited pro forma information using the purchase method of accounting as if the acquisition took place at the beginning of the period presented. The pro forma information does not give effect to any restructuring costs or to any potential cost savings or other operating efficiencies that could result from the merger.

The unaudited pro forma combined financial information does not represent what the combined company's financial position or results of operations would have been had the merger occurred at the beginning of the earliest period presented or to project the combined financial position or results of operations for any future date or period.

            PROFORMA DATA - YEAR ENDED JUNE 30, 1999 (000'S OMITTED)

               Revenues                                     $ 62,856
               Income before extraordinary items              (2,704)
               Net income                                     (2,345)
               Net income per share:
               Basic                                            (.50)
               Diluted                                          (.50)

        PROFORMA DATA - NINE MONTHS ENDED MARCH 31, 2000 (000'S OMITTED)

               Revenues                                     $ 53,204
               Income before extraordinary items                (343)
               Net income                                       (343)
               Net income per share:
               Basic                                            (.07)
               Diluted                                          (.07)

       PROFORMA DATA - THREE MONTHS ENDED MARCH 31, 2000 (000'S OMITTED)

               Revenues                                     $ 14,651
               Income before extraordinary items                 216
               Net income                                        216
               Net income per share:
               Basic                                             .04
               Diluted                                           .02

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

The following table sets forth certain financial data derived from the Company's statement of operations for the three months ended March 31, 2000 and March 31, 1999.



                                                THREE MONTHS ENDED       THREE MONTHS ENDED
                                                  MARCH 31, 2000           MARCH 31, 1999
                                                  --------------           --------------

                                                 $       % OF SALES        $       % OF SALES
                                              --------   ----------     --------   ----------

Net Sales                                       3,145       100           1,922       100
Gross Profit                                    1,188        38             950        49
Product development                               112         4             281        15
Selling, general and administrative               842        27             658        34
Net income                                        153         5           1,112        58

NET SALES. Net sales increased by 64%, to $3,145,000 for the three months ended March 31, 2000 from $1,922,000 for the three months ended March 31, 1999. The sales mix, and the corresponding percentage of total sales of the Company's products, is set forth in the chart below:


                                                            PERCENTAGE OF
                                                                TOTAL
                                THREE MONTHS ENDED        THREE MONTHS ENDED
                                    MARCH  31,                MARCH 31,
                                    ----------                ---------

                                 2000         1999         2000         1999
                               -----------------------------------------------

Flex T1/E1                     $  2,938     $  1,472           93           77
SKYPLEX                              --          383           --           20
Other products                      207           67            7            3
                               -----------------------------------------------

Totals                         $  3,145     $  1,922          100          100
                               ===============================================




For the three months ended March 31, 2000, revenues from the Company's FlexT1/E1 product line increased 100% from $1,472,000 for the three months ended March 31, 1999 to $2,938,000 for the three months ended March 31, 2000. Revenues from sales of the Company's SKYPLEX product decreased 100% to $0 for the three months ended March 31, 2000 from $383,000 for the three months ended March 31, 1999 reflecting a shift in the Company's sales focus from international to domestic after the sale of the Company's international subsidiary on February 5, 1999.

GROSS PROFIT. Cost of sales consists of component costs, compensation costs and the overhead costs related to the production and shipping of the Company's products, along with the support and warranty expense associated with such products. Gross profit increased 25% from $950,000 for the three month period ended March 31, 1999 to $1,188,000 for the three month period ended March 31, 2000. As a percentage of sales, gross profit decreased from 49% for the three month period ended March 31, 1999 to 38% for the three month period ended March 31, 2000. The decrease in margins is attributable to additional inventory obsolescence costs charged to Cost of Sales during the three month period ended March 31, 2000 to adequately reserve against obsolescence of the Company's inventory on hand as of March 31, 2000 and a lower margin product mix.

PRODUCT DEVELOPMENT. Product development expense consists of personnel costs, consulting, supplies and prototyping expenses. Product development expenses decreased 60%, to $112,000 for the three months ended March 31, 2000 from $281,000 for the three months ended March 31, 1999. The decrease in product development expense for the three month period ended March 31, 2000 is primarily due to reduced spending on new development projects due to limited availability of excess working capital to spend on such projects. Approximately $28,000 of development costs related to new projects were capitalized for the three month period ended March 31, 2000 as compared to $4,000 for the three month period ended March 31, 1999. As a percentage of sales, product development costs were 4% for the three months ended March 31, 2000 and 15% for the three months ended March 31, 1999.

SELLING, GENERAL AND ADMINISTRATIVE. Selling expense consists primarily of compensation costs for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of occupancy costs and compensation expenses for administrative and finance personnel, as well as accounting, legal and consulting fees. Selling, general and administrative expense increased by 28%, to $842,000 for the three months ended March 31, 2000 from $658,000 for the three months ended March 31, 1999. Total selling, general and administrative costs were 27% of total sales for the three months ended March 31, 2000 as compared to 34% of sales for the three months ended March 31, 1999. As of March 31, 2000 the Company had approximately 28 full-time employees reflecting a decrease in overall headcount of 1, from 29 full-time employees as of March 31, 1999. Selling expense increased by 15%, to $316,000 for the three months ended March 31, 2000 from $274,000 for the three months ended March 31, 1999 primarily due to the increase in revenues during the three month period ended March 31, 2000 as compared to March 31, 1999. Marketing expenditures decreased by 14% from $88,000 for the three month period ended March 31, 1999 to $76,000 for the three month period ended March 31, 2000.

General and administrative expenses increased by 52%, to $450,000 for the three months ended March 31, 2000 from $296,000 for the three months ended March 31, 1999. As a percentage of sales, general and administrative expenses remained consistent at 14% and 15% for the three month periods ended March 31, 2000 and 1999, respectively.

NET INCOME/LOSS. Net income decreased from $1,112,000 for the three month period ended March 31, 1999 to $154,000 for the three month period ended March 31, 2000. Net income for the three month period ended March 31, 1999 reflects a recorded gain of $1,100,000 resulting from the sale of the Company's international subsidiary and an extraordinary gain resulting from troubled debt restructurings of certain payables. Excluding such one-time charges, net income increased 208% from $(153,000) for the three month period ended March 31, 1999 to $154,000 for the three month period ended March 31, 2000. The increase is attributable to the increase in revenue for the three month period ended March 31, 2000.

NINE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

The following table sets forth certain financial data derived from the Company's statement of operations for the nine months ended March 31, 2000 and March 31, 1999.



                                                NINE MONTHS ENDED        NINE MONTHS ENDED
                                                  MARCH 31, 2000           MARCH 31, 1999
                                                  --------------           --------------

                                                 $       % OF SALES        $       % OF SALES
                                              -----------------------------------------------

Net Sales                                       6,887          100        4,846          100
Gross Profit                                    2,598           38        1,801           37
Product development                               519            8        1,203           25
Selling, general and administrative             1,892           27        2,241           46
Net loss                                         (104)          (2)        (876)         (18)




NET SALES. Net sales increased 42%, to $6,887,000 for the nine months ended March 31, 2000 from $4,846,000 for the nine months ended March 31, 1999. The sales mix, and the corresponding percentage of total sales of the Company's products, is set forth in the chart below:


                                                            PERCENTAGE OF
                                                                TOTAL
                                NINE MONTHS ENDED         NINE MONTHS ENDED
                                    MARCH  31,                MARCH 31,
                                    ----------                ---------

                                2000         1999         2000         1999
                               -----------------------------------------------

Flex T1/E1                     $  6,509     $  3,284           95           68
SKYPLEX                              39        1,399           --           29
Other products                      339          163            5            3
                               -----------------------------------------------

Totals                         $  6,887     $  4,846          100          100
                               ===============================================




For the nine months ended March 31, 2000, revenues from the Company's FlexT1/E1 product line increased 98% from $3,284,000 for the nine months ended March 31, 1999 to $6,509,000 for the nine months ended March 31, 2000. Revenues from sales of the Company's SKYPLEX product decreased 97% to $39,000 for the nine months ended March 31, 2000 from $1,399,000 for the nine months ended March 31, 1999 reflecting an overall decrease in international sales of the SKYPLEX product line as a result of the sale of the Company's international subsidiary on February 5, 1999.

GROSS PROFIT. Cost of sales consists of component costs, compensation costs and the overhead costs related to the production and shipping of the Company's products, along with the support and warranty expense associated with such products. Gross profit increased 44% from $1,801,000 for the nine month period ended March 31, 1999 to $2,598,000 for the nine month period ended March 31, 2000 primarily due to the accompanying increase in sales. As a percentage of sales, gross profit remained consistent at 38% and 37% of sales for the nine month periods ended March 31, 2000 and 1999, respectively.

PRODUCT DEVELOPMENT. Product development expense consists of personnel costs, consulting, supplies and prototyping expenses. Product development expenses decreased 57%, to $519,000 for the nine months ended March 31, 2000 from $1,203,000 for the nine months ended March 31, 1999. The decrease in product development expense for the nine month period ended March 31, 2000 is primarily due to reduced spending on new development projects due to limited availability of excess working capital to spend on such projects. Approximately $176,000 of development costs related to new projects were capitalized for the nine month period ended March 31, 2000 as compared to $98,000 for the nine month period ended March 31, 1999. As a percentage of sales, product development costs were 8% for the nine months ended March 31, 2000 and 25% for the nine months ended March 31, 1999.

SELLING, GENERAL AND ADMINISTRATIVE. Selling expense consists primarily of compensation costs for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of occupancy costs and compensation expenses for administrative and finance personnel, as well as accounting, legal and consulting fees. Selling, general and administrative expense decreased by 16%, to $1,892,000 for the nine months ended March 31, 2000 from $2,241,000 for the nine months ended March 31, 1999. Total selling, general and administrative costs were 27% of total sales for the nine months ended March 31, 2000 as compared to 46% of sales for the nine months ended March 31, 1999. The overall decrease in selling, general and administrative expenses is primarily due to the Company's reduction in administrative costs due to several cost reduction plans instituted by management during the fourth quarter of fiscal 1998 and the first and second quarters of fiscal 1999. As of March 31, 2000 the Company had approximately 28 full-time employees. Selling expense decreased by 27%, to $662,000 for the nine months ended March 31, 2000 from $909,000 for the nine months ended March 31, 1999. This decrease was due to lower sales personnel compensation costs. Marketing expenditures decreased by 47% from $354,000 to $186,000 due to reduced advertising efforts and a reduction in tradeshow participation during the nine month period ended March 31, 2000 as compared to the same period ended March 31, 1999. General and administrative expenses increased by 7%, to $1,044,000 for the nine months ended March 31, 2000 from $978,000 for the nine months ended March 31, 1999.

NET LOSS. The net loss decreased to $104,000 for the nine months ended March 31, 2000, from $876,000 for the nine months ended March 31, 1999. This decrease was primarily the result of the decrease in selling, general and administrative expenses as a result of an overall reduction in operating expenses and a decrease in product development costs.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. The Company is pursuing additional equity financing through discussions with potential investors.

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

On January 25, 2000, the Board of Directors of the Company approved a plan whereby certain debts of the Company to employees and Board members could be satisfied through the issuance of restricted common stock at the option of the debt holder(s). Approximately 30,083 shares of the Company's common stock were issued to satisfy such obligations. The shares will be issued at $3.56/share (25% discount from the market closing price on January 25, 2000) and are restricted as to trade, pledge, or sale until January 25, 2001. The Company issued such shares on May 5, 2000.

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

On February 24, 2000, the Company signed an amendment to the loan agreement with Silicon Valley Bank which modified previous terms. The revised and amended agreement increased the maximum borrowing to $2,500,000 and bears interest at prime plus 2 1/4 (11.25% at March 31, 2000). Additionally, covenants under the agreement were revised to minimum quarterly revenue and monthly income requirements. The Company was in compliance with all covenants imposed by the agreement as of March 31, 2000.

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

In connection with the acquisition of Telcor Communications on March 31, 2000, the Company acquired a $17 million revolving bank line from PNC Bank. Amounts outstanding under the line were approximately $7.2 million as of March 31, 2000.

As of March 31, 2000, the Company had a $2.05 million deposit under a purchase commitment to acquire $6 million of inventory from a company in Hong Kong. Under the terms of the contract, as amended, the Company is required to pay the remaining $4 million on or before July 5, 2000.

At March 31, 2000, the Company had approximately $3,564,000 in cash and cash equivalents. For the nine months ended March 31, 2000 and 1999, $637,000 and $75,000 was provided by operations, respectively. Cash was provided for operations for the nine months ended March 31, 2000 primarily through an increase of accounts payable of $1,491,000.

The Company purchased $26,000 and $62,000 of property, plant and equipment during the nine months ended March 31, 2000 and 1999, respectively. In addition, the Company capitalized certain product development expenses paid to outside contractors. During the nine months ended March 31, 2000, the Company capitalized $175,000 of such costs as compared to capitalized costs of $98,000 for the nine months ended March 31, 1999.

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


PART II. OTHER INFORMATION
-------------------------------------------------------------------------------


ITEMS 1 - 5 ARE NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS


         Exhibit
         Number               Description of Exhibits
         ------               -----------------------

         11.0              Earnings per share
         27.0              Financial Data Schedule (for SEC use only)


(B)      REPORTS ON FORM 8-K

         The registrant did not file any reports on Form 8-K during the nine months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Digital Transmission Systems, Inc.



Date:   May 15, 2000       By:  /s/ Andres C. Salazar
                              --------------------------------------------
                                       Andres C. Salazar
                                       Chief Executive Officer


Date:   May 15, 2000       By:  /s/  Clive N. W. Marsh
                              --------------------------------------------
                                       Clive N. W. Marsh,
                                       V.P. Finance and Administration
                                       (Principal Accounting Officer)