Form 10-K
period 2000-06-30
DIGITAL TRANSMISSION SYSTEMS INC \DE\
filed 2000-11-17
CIK 1005179

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

    Total revenues for the registrant for the fiscal year ended June 30, 2000 were: $18,978,000.

    At November 16, 2000, there were 10,240,069 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates (based upon the closing price quoted on the OTC Bulletin Board at November 16, 2000 was approximately $20,480,138.

    Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Company's Proxy Statement for its Annual Meeting of Shareholders held on October 5, 2000 (the "2000 Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS

GENERAL

Digital Transmission Systems, Inc. ("DTS") and subsidiaries (collectively termed the "Company") designs, manufactures, repairs, refurbishes, and markets a broad range of products for the telecommunications ("telecom") industry. The Company's primary customers are long-distance carriers, domestic and international wireless service providers, including those offering cellular telephone services and Personal Communication Services ("PCS"), and domestic and international resellers/integrators who sell to and service end users with telecom equipment.

The Company's products of original design, consisting of proprietary software and hardware modules, facilitate the control, monitoring, and efficient transmission of high-speed digital information through public or private telecommunications networks. The Company's network access products enable telecommunications service providers to give their customers economical, high quality access to public and private networks and various telecommunications services. These services include voice and high speed data transmission, access to the Internet and video and desktop conferencing. Important product requirements in the market segments the Company serves include high feature density, modularity, quality performance and compactness. The Company's products meet these requirements and are suitable for both wireline and wireless service environments. Through its recently acquired wholly-owned subsidiary, Telcor Communications, Inc. ("Telcor"), the Company also acquires and markets de-installed and refurbished telecom equipment originally designed and manufactured by leading telecom equipment suppliers such as Nokia, Lucent, and Ericsson. Major customers of DTS and Telcor also include Nextel, Alltel Wireless and Alltel Supply, Telmar, and Verizon.

The Company markets its products through a direct sales force employing inside and outside sales representatives and several reseller channels. Domestically, wireless service providers, including cellular, Specialized Mobile Radio ("SMR") and PCS service companies, are targeted as prospective customers directly by the Company's sales force. The Company also utilizes telecommunications equipment resellers and agents in the United States and other countries to market to private network customers.

BACKGROUND

Apart from a recent trend in consolidations and business combinations among service providers, the telecommunications industry is undergoing rapid and fundamental changes in the services being provided. Along with traditional voice services, customers are now being offered multimedia applications, Internet access, video and desktop conferencing, facsimile transmission, compressed voice communications and data communications between computers. The new services necessitate the increased use of high-speed digital or broadband transmissions. The increased demand for broadband capacity has led to significant network infrastructure growth and efforts to improve the efficiency of current telecommunications systems. For all participants in the telecommunications industry, including long distance carriers, telephone operating companies and wireless service providers, the need for efficient transmission of broadband signals, lower operating costs, seamless connectivity and the assurance of quality service between networks is of vital importance. Continued growth in traditional wireline and alternative services will increase the need for products like those offered by the Company which are designed to address these requirements.

The Company has focused on the equipment needs of the wireless service industry. Future needs will require the more efficient use of the frequency bands used by the wireless carriers in offering current or future services especially those requiring high speed or broadband digital data rates. The Company's association with Wi-LAN, Inc., a developer and licensor of high speed wireless technology in Calgary, Canada, has permitted the Company to address such future equipment needs with W-OFDM technology from Wi-LAN. The Company expects to design and manufacture products in the future using W-OFDM technology. This patented technology allows the more efficient utilization of the limited bandwidth that wireless carriers are licensed to use. The Company believes the following trends are contributing and will continue to contribute to the growth in demand for its products and services:

GROWTH IN WIRELESS SERVICES. According to industry sources, the wireless market is currently estimated to include over 60 million cellular users in the US. Although many of these users initiated wireless service with analog cellular networks, many of these older networks are being upgraded to offer digital services in the frequency bands they have been authorized to utilize. The growth and analog-to-digital migration of these legacy networks has created the need for highly integrated, multi-functional, high-speed network access products to speed deployment of new digital cellular services, ease the maintainability of networks, lower cell site costs and simplify the day-to-day operation of the associated network.

DEPLOYMENT OF PCS (PERSONAL COMMUNICATIONS SERVICES). The Company believes that significant infrastructure investments will be made over the next few years as PCS licensees build new or upgrade their communications networks to third ("3G") and fourth generations ("4G") of wireless services. The establishment of a PCS network involves the construction of a significant infrastructure that must be reliably connected to existing wireline and cellular services. Each of these networks will require efficient equipment to control and monitor the flow of digital information without significant dependency on the local telephone company for links between cell sites or major switching centers.

GROWTH IN WIRELINE SERVICES. The Company believes the markets for traditional wireline service will continue to grow. Internet access is expanding and the Company believes the trend of increased level of mobile services and telecommuting is likely to continue because of: declining costs of telecommunications equipment and services, employer cost-cutting and desires to improve employee productivity, availability and convenience of improved technology and environmental concerns. The increasing number of public telecommunications services has created the need for broadband digital connection devices that give service providers the ability to economically expand their networks to provide new service offerings without drastic changes in technology and the associated infrastructure costs. The ability to quickly connect existing customers to these new broadband services without changing access technologies usually means lower costs to end users and simplification of network construction for the service provider.

PROLIFERATION OF COMPETITIVE ACCESS PROVIDERS. Deregulation of the telecommunications industry has resulted in an increase in competitive alternatives for local access to network services. These Competitive Access Providers ("CAPs"), such as cable TV companies, utilities and long distance telephone service providers, have targeted major metropolitan markets in the United States to offer local telephone and broadband network services and are courting large corporate customers who have traditionally been serviced by the local Regional Bell Operating Companies ("RBOCs"). These CAPs have unique connection requirements for access to the public network that are creating opportunities for wireless digital transport equipment providers. Bridging two buildings separated by 100 yards or two locations 30 miles apart with wireless transport equipment allows companies to avoid the expense of leased lines from the local RBOC. The market for equipment that connects the various networks is one that the Company believes will continue to grow.

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

All of these trends have created and will continue to create the need for cost-effective, quality broadband network control and network access products, such as those offered by the Company, that permit carriers to economically build and operate networks to address the service requirements of their customers.

THE DTS SOLUTION

DTS has developed an integrated, systems-based, high-speed network control and access solution for wireless and wireline networks that consists of the family of access devices - FlexT1(R), FlexE1(TM), microFlex(TM) and the IP Processor. In fiscal 1998 the Company introduced microFlex, a DS-1 cross connect switch which addresses the need for high speed line concentration in wireless carrier networks and in wireline applications. In April 1999 the Company introduced the IP Processor, a device that allows the connectivity to the internet from cell sites in a wireless carrier network. The Company believes that its products can be combined to offer whole product solutions that provide significant differentiation from competitive offerings in the marketplace with respect to size, price, feature density and reliability.

The FlexT1 and FlexEl network access products provide integrated access to public network services for both domestic ("T1") and international ("El") markets. The FlexT1 and FlexEl are provided in a compact physical package, are expandable and allow an end user to access many of the business services available from the public network. These products also enable the sharing of telecommunication facilities among the different services, such as voice, video, the Internet and facsimile, thus reducing the number of access lines the user must lease and potentially reducing overall telecommunications expenses. A companion product to the FlexT1/E1 family is microFlex(TM), a cross connect switch or "DACS" (Digital Access Cross Connect Switch). The microFlex offers non-blocking DS0 cross connect capability for up to sixteen T1's or E1's in one RU (1.75 in.) high package. This product has applications in hubbing or grooming environments involving many broadband lines such as those found when concentration of voice lines from several cell sites are necessary before transport to the central switching center.

COMPANY STRATEGY

The Company's goal is to become a leading worldwide supplier of network control and access products and services for both public and private high-speed telecommunications networks. In order to realize these goals the Company plans to:

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

SUPPLEMENT ITS PRODUCTS OF ORIGINAL DESIGN WITH REPAIR SERVICES AND REFURBISHED PRODUCTS. The Company offers its customers a broad range of products and services. In addition to its products of original design, the Company provides the customer with the value of repair services of not only the Company's products but products from other manufacturers. The repair and testing resources of the Company enable it to buy de-installed telecom equipment from its customers and rebuild and at times upgrade equipment from other manufacturers.

The Company was certified in December 1994 and continues to be an ISO 9001 new equipment supplier, thus establishing its quality assurance credentials for the international arena.

PRODUCTS AND TECHNOLOGY

The Company's proprietary products facilitate network access, bandwidth management, network control and delivery of high-speed digital telecommunications services. In addition, the Company offers de-installed and refurbished telecom equipment from leading wireless and wireline equipment manufacturers such as Nokia, Ericsson, Nortel and Lucent to those telephone service providers who are cost-conscious in the expansion of their networks.

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

PRODUCTS FROM OTHER MANUFACTURERS.

The Company possesses significant repair services in its Duluth and Dallas facilities which can be called upon to warrant functionality of products, modules and systems from other manufacturers which have been de-installed from customer networks. Often, one customer exchanges one type of wireless cellular equipment from one manufacturer to that of another manufacturer. This is common in today's wireless environment where business consolidations or simple service upgrades forces a wireless service provider to switch out equipment built by a wireless equipment manufacturer from a whole network of many cell sites. The Company's involvement in such an exchange can entail purchasing the de-installed equipment, refurbishing it and selling it to another carrier or the Company can take on an asset management role in the de-installation whereby the equipment can be sold, on consignment, piece by piece to the general wireless equipment marketplace.

The Company offers its complete set of products to wireless and wireline service providers through a direct sales force. A secondary channel to telecommunications service providers exists through selected reseller arrangements. Reseller agreements were signed with Alltel Supply and Somera Communications who distribute telecommunications equipment to telephone service providers and private network users. Additionally, the Company has recently expanded its list of customers to include major wireless service providers such as Nextel, Verizon, DigiPH, Dobson Cellular, and Voicestream.

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

The Company's principal competition to date has come from major telecommunications equipment suppliers active in certain market segments. In the network access marketplace, ADC Kentrox (a subsidiary of ADC Telecommunications Inc.), Carrier Access Corporation, Paragon Networks, Inc., Adtran Inc. and Newbridge Networks, Inc. are competitors. In the sales of refurbished telecom equipment, Somera Communications and Second Source are competitors.

The Company expects increased competition from existing competitors as they develop and service products with functionality similar to that of the Company's products. In addition, the Company expects to compete with other new entrants to the telecommunications access equipment marketplace, including those targeting bandwidth on demand services and broadband integrated access products. To the extent that current or potential competitors can expand their current offerings to include monitoring and maintaining network facilities in an integrated product, the Company's business and operating results could be materially adversely affected.

MANUFACTURING

For its products of proprietary design, DTS currently outsources most subassembly kitting, board assembly and testing to high quality suppliers which are ISO 9002 certified. For products designed by other manufacturers and sold as refurbished items with warranty, DTS does repair and testing of those products using its facilities and personnel with rare exception.

For several of the products and subassemblies of original design, finished circuit boards are brought to DTS headquarters for final assembly, system integration, testing and product burn-in. Defective subassemblies are returned to the contract manufacturers for root cause analysis and process problem resolution. System test development is jointly done by the Company's engineering and quality assurance personnel. Most DTS product board assemblies contain surface mount technology ("SMT") components so that only minor touch-up is possible by DTS manufacturing personnel.

High quality is demanded by all DTS' customers. The Company continues to strive for quality in the design and the manufacturing of products in order to attain a competitive advantage. All key procedures in the Company have been documented and Company policy requires that employees follow these procedures. It is the Company's belief that this policy promotes consistency in the delivery of value to the customer. This effort led to ISO 9001 certification for the Company in December, 1994 and numerous successful follow-up compliance surveillance audits for products of original design. The DTS division that handles refurbished products anticipates ISO 9001 certification in FY2001. The Company believes that ISO 9001 certification has become important for international trade, since overseas customers can feel assured that quality-based processes have been followed.

PRODUCT DEVELOPMENT

The market value of the Company's diversified network access and control systems is based upon its core technologies in customer terminal interfaces for voice and high-speed data applications, Tl networking and microwave radio applications. Additionally, the Company has valuable experience in public, private and cellular T1 networking standards and control systems. The Company's product development efforts are currently concentrated in the Tl network access, transport and control areas although new developments are underway which utilize the broadband wireless technology, W-OFDM, from Wi-LAN, Inc.

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

-   TCP/IP protocol message handling

-   10Base5 and 10BaseT Ethernet Media Access Control

-   Microprocessor-based product design

-   Real time processing of control and data signals

-   Design of programmable logic device

The Company's product development efforts have also resulted in the development of a number of relevant technologies for products targeted toward the wireless infrastructure and CAP market segments. These technologies include hardware and software modules for high-speed digital modems, high data rate modulation algorithms, error correcting coding, automatic equalization methods utilizing digital signal processing, VLSI devices, RF filtering for microwave products, point-to-point and multipoint networking protocols, X.25 interfaces, voice compression, voice telephony interfaces and T1 digital cross connects.

The technologies listed above are being used by the Company's product development group to design wireless products and enhancements for the FlexT1/El platform. Future Company products will also exploit the bandwidth efficiencies offered with the use of the patented broadband wireless technology from Wi-LAN, Inc.

INTELLECTUAL PROPERTY

The Company's proprietary technology is protected in large measure by trade secret although it has several patents either granted or pending. Core technologies described in the "Product Development" section are incorporated in the Company's products through proprietary hardware and software modules that embed original algorithmic and device circuitry.

The Company currently owns the trademarks of "FlexT1," "FlexE1," and "microFlex." It has also filed federal trademark applications for FlexSentry, FlexCell, FlexE1 internationally, and these applications were published for opposition in the Trademark Office after examination. The applications for FlexCell and FlexE1 were formally opposed by Fujitsu Network Transmission Systems, Inc. Fujitsu has alleged that the trademark registrations should be denied because of their prior rights filed on a trademark application for FlexR, for certain access controllers. The Company and Fujitsu have reached an agreement whereby the DTS trademarks can be used with few restrictions.

The Company relies primarily upon trade secret protection for its confidential and proprietary product information. There can be no assurance that competitors or potential competitors of the Company will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its trade secrets. Failure to obtain needed patents or licenses or proprietary information held by others could have a material adverse effect on the Company.

In January 2000 the Company entered into an investment partnership with Wi-LAN, Inc. (see Item 6) whereby Wi-LAN, Inc. became and has remained a significant shareholder in the Company's common stock (approximately 51%). In addition, the Company and Wi-LAN are discussing joint broadband product developments which utilize the Wi-LAN patented W-OFDM technology. It is anticipated that several products will be jointly designed by both companies in fiscal 2001.

RESEARCH AND DEVELOPMENT COSTS

During fiscal years 2000 and 1999, the Company's expenditures in product development were $759,000 and $1,400,000, respectively. The decrease in spending from 2000 to 1999 is primarily due to the divestiture of SouthTech, Inc., the Company's international subsidiary, and to a corporate downsizing executed in the summer of 1998 and early fiscal 1999. During fiscal 2000, the Company capitalized approximately $174,000 in software development costs primarily for the continued development and enhancement of the Internet Protocol Processor card set. During fiscal 1999, the Company capitalized approximately $136,000 in software development costs primarily for the development of the Company's ELP (Enhanced Lightning Protection) Card set.

During fiscal years 1999 and 1998, the Company's expenditures in product development were $1.4 million and $2.4 million, respectively. The decrease in spending from 1999 to 1998 is primarily due to the divesture of SouthTech, Inc., the Company's international subsidiary, and to a corporate downsizing executed in the summer of 1998. During fiscal 1999, the Company capitalized approximately $136,000 primarily for the development of an Enhanced Lightning Protection FlexT1 CSU (ELP) and the continuing development of the Internet Protocol Processor card set. During fiscal 1998, the Company capitalized approximately $583,000 primarily for the development of the Company's international product line. It was determined that the future recoverability of the capitalized costs of certain features developed for the aforementioned product line was not assured and that the value of the asset was impaired. As a result, approximately $414,000 of the asset was written off during the year ended June 30, 1998 and appropriately charged to Cost of Sales in the accompanying 1998 financial statement data.


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

YEAR 2000 (Y2K) IMPACT ON COMPANY'S INFORMATION TECHNOLOGY

Since the implementation of the Company's Y2K compliant systems and processes in late 1999 and early 2000, the Company has not experienced any material or adverse effects nor any business interruptions resulting from Y2K compliance issues. The Company did not incur any costs related to Y2K compliance.

EMPLOYEES

As of June 30, 2000, the Company had approximately 117 full-time employees, of whom 14 are technical personnel engaged in developing the Company's products, 34 are marketing and sales personnel, approximately 40 are quality assurance and operations personnel and 29 are involved in administration and finance. All of the Company's employees are full-time. The Company's employees are not unionized and the Company believes that its employee relations are good.

BACKGROUND OF THE COMPANY

A predecessor by merger to the Company was incorporated in Delaware in 1984. The Company was originally incorporated in Delaware in 1992 as Netra, Inc. and changed its name to Digital Transmission Systems, Inc. in 1995 in conjunction with the merger with its wholly-owned subsidiary Digital Transmission Systems, Inc., a California corporation. On March 4, 1996, the Company completed a public offering of 1,220,700 Units each consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at a price of 120% of the unit offering price of $7.50. On February 18, 1997, trading of the Units was split into separate trading of the underlying Common Stock and Warrants. The Company stock was delisted from the NASDAQ small cap exchange on October 15, 1998 and is currently being traded as an OTC Bulletin Board issue.

Additionally, on March 31, 2000, the Company acquired Telcor Communications, Inc., a leading reseller of new and used hardware for applications in telecommunications and computer networking whose headquarters was located in Duluth, Georgia and with branch offices in Maryland, Colorado, Texas and Illinois.

ITEM 2.   PROPERTIES

Norcross, GA location

The Company's Norcross, GA operations are located in an approximately 18,000 square foot facility in a technology park in Norcross (in the greater Atlanta, Georgia area). In May of 1993, the Company entered into a six year lease for its current facility with a three year extension signed in May 1998. The lease was re-negotiated in late 1998 concerning the amount of leased space dropping from 24,000 square feet to 18,000 square feet. The base annual triple-net rate for this space is $7.02 per square foot, including amortization of build-out costs of approximately $150,000, and escalates by 4% per year. Base annual rent under this lease approximates $164,000. Additionally, approximately 6,000 square feet is sub-leased to the Company's affiliate - LinkaNet Labs under a services agreement. LinkaNet Labs was formerly known as Chapala Communications, Inc. ("Chapala"). Chapala acquired the Company's international subsidiary, SouthTech, Inc., on February 5, 1999.

Duluth, GA location

The Company's Duluth, GA operations are located in an approximately 160,000 square foot facility in a modern business park in Duluth (in the greater Atlanta, Georgia area). The Company leases the Duluth facility under a five year lease with an irrevocable trust for the children of the former shareholders of Telcor Communications, Inc. Base annual rent under this lease approximates $909,000 per year.

It is anticipated that the Company will consolidate its Norcross and Duluth facilities sometime during fiscal 2001. The Company also has smaller offices or facilities in Colorado, Texas, Maryland and Illinois. The Company believes its facilities are suitable and adequate for its purposes.

ITEM 3.   LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity. The Company is not a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Digital Transmission Systems, Inc. Annual Meeting as held on October 5, 2000, the following proposals were submitted to a vote of security holders:

(1) Approval of the proposed amendment to the Company's 1996 Stock Incentive Plan to increase the number of shares of Common Stock reserved for issuance by 1,160,000 shares;

(2) Ratification of the selection of KPMG LLP as independent public accountants for the Company's current fiscal year;

(3) Approval of the proposed amendment to the Company's Restated and Amended Certificate of Incorporation to increase authorized common shares, par value of $0.01, available for issuance from 15,000,000 to 50,000,000;

(4) Approval of the proposed amendment to the Company's Restated and Amended Certificate of Incorporation to increase authorized Company preferred shares, par value of $0.01, available for issuance from 3,000,000 to 10,000,000.

All proposals received a majority vote of shareholders of record as of August 4, 2000 and were formally approved on October 5, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

On October 14, 1998, the Company was de-listed from NASDAQ due to noncompliance with a net worth requirement of $2,000,000 for continued listing. The Company's common stock, with symbol DTSX, continues to trade on the OTC Bulletin Board.

On March 4, 1996, the Company completed a public offering of 1,220,700 Units ("Units"), each consisting of one share of Common Stock ("Common Stock") and one Warrant ("Warrant") to purchase one share of Common Stock at an exercise price per share equal to 120% of the initial public offering price of the Units. The shares of Common Stock and Warrants were not detachable or separately transferable, and could only have been traded as part of a Unit until February 18, 1997 (the "Separation Date"), when each Unit was separated into one share of Common Stock and one Warrant. The Common Stock and Warrants had been listed on the NASDAQ SmallCap Market, the Company's principal market, under the symbols DTSX and DTSXW, respectively, and were listed on the Philadelphia Stock Exchange and the Boston Stock Exchange under the symbols DTS and DTS.W, respectively. The Units previously traded on the NASDAQ Market and the Philadelphia and Boston exchanges.

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


                    Quarter Ended                    High Price    Low Price
-----------------------------------------            ----------    ---------
September 30, 1998                                   $  3.1250     $  0.7500
December 31, 1998                                    $  0.8750     $  0.1000
March 31, 1999                                       $  0.8125     $  0.2000
June 30, 1999                                        $  0.8125     $  0.2187
September 30, 1999                                   $  0.4688     $  0.2188
December 31, 1999                                    $  2.1250     $  0.2500
March 31, 2000                                       $ 12.4375     $  2.2500
June 30, 2000                                        $  7.3750     $  2.7500

The price per share of the Company's Warrants in the table below represents the range of low and high closing sale prices as reported by the NASDAQ Stock Market or the OTC Bulletin Board for the quarters indicated:


                    Quarter Ended                    High Price      Low Price
-----------------------------------------            ----------      ---------
September 30, 1998                                    $   0.375       $ 0.0312
December 31, 1998                                     $  0.0312       $ 0.0001
March 31, 1999                                        $   0.125       $ 0.0001
June 30, 1999                                         $   0.001       $ 0.0001
September 30, 1999                                    $  0.0001       $ 0.0001
December 31, 1999                                     $   0.001       $  0.001
March 31, 2000                                        $   3.312       $  0.090
June 30, 2000                                         $   1.250       $  0.500

The closing sale price of the Company's Common Stock as reported by the OTC Bulletin Board on June 30, 2000 was $5.00. The closing sale price of the Company's Warrants as reported by the OTC Bulletin Board on June 30, 2000 was $0.7969.

The total number of shareholders of record of the Company's common shares as of September 28, 2000 was approximately 92. Because a substantial portion of shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders beyond those represented by these record holders.

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in the business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6 and 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS AND SELECTED FINANCIAL DATA.

The following discussion of the results of operations and financial condition should be read in conjunction with the Company's audited financial statements and notes thereto.

OVERVIEW

By accepting a timely investment of $1.5 million by Wi-LAN, Inc. in January 2000, the Company improved its cash position and was able to improve relations with its key suppliers and customers. The Wi-LAN, Inc. investment led to Wi-LAN's 51% ownership of outstanding DTS common stock. Further, the association with Wi-LAN, Inc. provided the Company access to patented W-OFDM technology from Wi-LAN which the Company plans on utilizing to develop wireless products. Subsequently, in March 2000, the Company completed the acquisition of Telcor Communications, Inc., a company focused on telecom equipment sales to wireless carriers and located just five miles from DTS in Duluth, GA. Telcor's revenues in calendar 1999 totaled $60 million with approximately $1 million in net profit. The acquisition of Telcor by DTS created a substantially larger company with sales diversified in both customer base and products. Although Telcor featured a balance sheet with more than $6 million in net tangible assets, the purchase method of accounting led to more than $16 million in intangible assets being recorded by DTS.

DTS' flagship product, FlexT1/E1, recorded a significant increase in sales year over year. Since Telcor was acquired on March 31, 2000, sales from the subsidiary contributed only to fourth fiscal quarter revenue. During the fourth quarter, Telcor contributed approximately $9 million in sales, but recorded nearly $2 million in operational losses. The operational losses stemmed from significant costs incurred in connection with (1) the implementation of a new Enterprise Resource Planning ("ERP") software system at Telcor which has modules supporting order entry, planning, inventory management, operations, and general ledger functions and (2) additional consolidation expenses recognized after the acquisition of Telcor by DTS. The growth in new product sales and Telcor's fourth quarter revenue contribution led to the Company's posting of nearly $19 million in net sales for fiscal 2000.

The FlexT1/E1 products contributed the bulk of the Company's new product revenues for fiscal 2000. Telcor's revenue contribution in the fourth quarter, consisting mostly of sales of refurbished telecom products and repair services, nearly equaled the revenue realized by the Company in the first three quarters of fiscal 2000. Approximately 65% of products and services from Telcor are sold to major USA based wireless service providers, the same market segment that DTS has targeted since 1995 with its sales of FlexT1/E1 products. In reviewing the attributes of DTS and its Telcor subsidiary, DTS has product design and development resources which, when accompanied by access to Wi-LAN's patented W-OFDM technology, has the potential for design of innovative wireless products for the wireless carrier market segment that both companies target for sales. In addition, Telcor has complementary repair services that can play a strategic role in customer warranty for new or refurbished product sales. The Company has already announced plans for physical consolidation of offices at DTS and its subsidiary for the purpose of realizing expense savings and increasing departmental cooperation.

Industry trends which may also affect the Company's operating results include the rate of demand for cellular and PCS services, the market acceptance of high speed wireline service from telecommunications service providers, and the level of investment in telecommunications infrastructure over the next few years.

COMPARISON OF YEARS ENDED JUNE 30, 2000 AND JUNE 30, 1999

The following table sets forth certain financial data derived from the Company's Statements of Operations (dollars in thousands):


                                               YEAR ENDED              YEAR ENDED
                                              JUNE 30, 2000          JUNE 30, 1999
                                          --------------------     -----------------
                                                        % of                   % of
                                              $         Sales          $      Sales
                                          ---------    -------     --------  -------
Net sales                                 $ 18,978       100       $ 7,538      100
Gross profit                                 6,092        32         2,774       37
Product development                            759         4         1,353       18
Selling, general and administrative          6,723        35         2,161       29
Net loss                                    (3,815)      (20)         (424)      (6)

NET SALES. Net sales increased by 152%, to $18,978,000 for the year ended June 30, 2000, from $7,538,000 for the year ended June 30, 1999. The sales mix, and the resulting percentage of total sales, is shown in the table below (dollars in thousands):


                                                           PERCENTAGE OF
                                                              TOTAL
                               FISCAL YEAR                  FISCAL YEAR
                              ENDED JUNE 30,               ENDED JUNE 30,
                         -----------------------         -----------------
                           2000            1999          2000         1999
                         -------          ------         ----         ----
FlexT1 / E1              $ 9,556          $5,623           50           75
Equipment sales            8,529              --           45           --
SKYPLEX                       --           1,402           --           18
MicroFlex                    283             459            1            6
Other products               610              54            3            1
                         -------          ------          ---          ---
   Totals                $18,978          $7,538          100          100
                         =======          ======          ===          ===


During the year ended June 30, 2000, two customers accounted for greater than 10% each of the Company's consolidated sales. Nextel represented 32% of total sales and Alltel (a reseller/integrator of telecommunications products) accounted for approximately 21% of the Company's sales. Revenues from the Company's FlexT1/E1 product line increased over 69% from $5,623,000 in the year ended June 30, 1999 to $9,556,000 in the year ended June 30, 2000. The increase was primarily due to increased access to working capital as a result of the Wi-LAN investment on January 7, 2000. Such an investment enabled DTS to more effectively manage inventory levels and supplier relationships which in turn resulted in DTS's ability to more adequately serve its customers. Revenues from SKYPLEX (both international and domestic customers) decreased by 100% from $1,402,000 in the year ended June 30, 1999 to $0 in the year ended June 30, 2000. The decrease is due to the sale of the Company's international subsidiary (and the corresponding SKYPLEX product line) during FY1999. The microFlex product, introduced in fiscal 1998, realized $283,000 in sales for fiscal 2000 compared to $459,000 in sales in fiscal 1999, a decrease of 38%. The decrease is attributable to the sale of the Company's international subsidiary during fiscal 1999. Prior to the sale of the international subsidiary, the Company sold its microFlex product to certain international customers. Such international sales were eliminated after the sale of the subsidiary as the Company focused its operations on only servicing domestic customers.

Equipment sales (sales of new and refurbished telecommunications equipment) increased 100% to $8,529,000 for the year ended June 30, 2000. The increase is due to the acquisition of Telcor Communications, Inc. on March 31, 2000. The equipment sales noted for FY2000 represent sales realized by Telcor for the period April 1, 2000 through June 30, 2000. As the acquisition occurred during FY2000, no such equipment sales were realized during FY1999.

GROSS PROFIT. Gross profit for the year ended June 30, 2000 increased 120% to $6,092,000 from $2,774,000 for the year ended June 30, 1999. As a percentage of sales, gross profit decreased from 37% for the year ended June 30, 1999 to 32% for the year ended June 30, 2000. The decrease reflects the inclusion of a significant portion of lower margin sales of new and refurbished equipment as realized by the Company's subsidiary, Telcor, during the year ended June 30, 2000. Margins on new and refurbished equipment sales at Telcor have historically ranged from 25% to 35% depending upon the product mix and the customer. Gross margin realized on the Company's sales of FlexT1/E1 products remained consistent at 37% for both years ended June 30, 2000 and 1999. For the years ended June 30, 2000 and 1999, sales of the Company's FlexT1 and microFlex products represented approximately 51% and 81%, respectively, of total sales recorded for each respective fiscal year. Additionally, for the years ended June 30, 2000 and 1999, sales of new, used and refurbished telecommunications equipment represented approximately 45% and 0%, respectively, of total sales recorded for each respective fiscal year.

PRODUCT DEVELOPMENT. Product development expenses decreased from $1,353,000 for the year ended June 30, 1999 to $759,000 for the year ended June 30, 2000. Approximately $174,000 of software development costs related to new products were capitalized during the fiscal 2000 year, as compared to $136,000 during the year ended June 30, 1999. The decrease in product development costs is due to the sale of the Company's international subsidiary during FY1999. Prior to the sale, the Company was developing international products (SKYPLEX) in addition to its domestic product offerings. As the international subsidiary was sold during FY1999, no such international product development expense was incurred during the period ended June 30, 2000 thereby accounting for a majority of the decrease. As a percentage of sales, total product development costs decreased from 18% for the year ended June 30, 1999 to 4% for the year ended June 30, 2000. The decrease, as a percentage of sales, is attributable to lower product development spending and significantly higher revenues recorded during the year ended June 30, 2000 versus the year ended June 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses of the Company increased 211%, from $2,161,000 for the year ended June 30, 1999 to $6,723,000 for the year ended June 30, 2000. The overall increase in selling, general and administrative expenses is primarily due to the acquisition of Telcor on March 31, 2000 and the subsequent inclusion of Telcor's operating results for the period April 1, 2000 through June 30, 2000. Of the total selling, general and administrative expenses of $6,723,000 incurred during fiscal 2000, approximately $3,739,000 were incurred by DTS and approximately $2,984,000 of such expenses were incurred by Telcor since the acquisition on March 31, 2000.

DTS selling expenses decreased by 32% from $2,026,000 for the year ended June 30, 1999 to $1,380,000 for the year ended June 30, 2000. The decrease resulted from a significant one-time write down of approximately $750,000 relating to international accounts receivable that were retained by DTS after the sale of its international subsidiary during FY1999. No such write down was required during FY2000. Selling expenses as a percentage of DTS product sales decreased from 36% for the year ended June 30, 1999 to 14% for the year ended June 30, 2000. The sharp decrease is primarily due to the significant increase in FlexT1/E1 revenues noted during the year ended June 30, 2000.

General and administrative expenses for the Company increased from $988,000 for the year ended June 30, 1999 to $5,343,000 for the year ended June 30, 2000. Contributing to the increase were approximately $2,018,000 of additional general and administrative expenses due to the inclusion of three months of operations of Telcor. Also contributing to the increase were non-recurring charges of approximately $1,200,000 relating to an executive severance settlement and consolidation expenses borne by the Company after the acquisition of Telcor on March 31, 2000.

NET INCOME/(LOSS). The net loss for the year increased from $424,000 for the year ended June 30, 1999 to a loss of $3,815,000 for the year ended June 30, 2000. Significant components of the current year loss include non-cash charges of $3,514,000 which represents amortization of intangible assets charged as a result of the acquisition of Telcor on March 31, 2000 of $914,000, depreciation charges of $567,000, interest expense of $833,000 and other non-recurring, non-cash charges mentioned above of $1,200,000. For the year ended June 30, 1999, significant components of the net loss included depreciation and amortization charges of $853,000 and interest expense of $651,000 for a total of $1,504,000. The overall increase in depreciation, amortization and interest expense for the year ended June 30, 2000 as compared to June 30, 1999 is a result of the acquisition of Telcor on March 31, 2000. Specifically, additional amortization charges of intangible assets resulting from the acquisition of Telcor of $914,000 were incurred during the year ended June 30, 2000.

COMPARISON OF YEARS ENDED JUNE 30, 1999 AND JUNE 30, 1998

The following table sets forth certain financial data derived from the Company's Statements of Operations (dollars in thousands):


                                             YEAR ENDED            YEAR ENDED
                                           JUNE 30, 1999         JUNE 30, 1998
                                         ------------------    -----------------
                                                      % of                  % of
                                             $        Sales        $       Sales
                                         --------     -----    ---------   -----
Net sales                                $ 7,538       100     $ 15,579     100
Gross profit                               2,774        37        1,858      12
Product development                        1,353        18        2,367      15
Selling, general and administrative        2,161        29        5,799      37
Net loss                                    (424)       (6)      (8,380)    (54)

NET SALES. Net sales decreased by 52%, to $7,538,000 for the year ended June 30, 1999, from $15,579,000 for the year ended June 30, 1998. The sales mix, and the resulting percentage of total sales, is shown in the table below (dollars in thousands):


                                                         PERCENTAGE OF
                                                              TOTAL
                             FISCAL YEAR                   FISCAL YEAR
                            ENDED JUNE 30,                ENDED JUNE 30,
                        -----------------------        -------------------
                         1999             1998          1999         1998
                        ------          -------        ------       ------
FlexT1 / E1             $5,623          $ 9,960           75           64
SKYPLEX                  1,402            5,224           18           34
MicroFlex                  459              214            6            1
Other products              54              181            1            1
                        ------          -------          ---          ---
     Totals             $7,538          $15,579          100          100
                        ======          =======          ===          ===

During the year ended June 30, 1999, two customers accounted for greater than 10% each of the Company's sales. Nextel represented 30% of total sales and Alltel (a reseller/integrator of telecommunications products) also accounted for approximately 30% of the Company's sales. Revenues from the Company's FlexT1/E1 product line decreased over 44% from $9,960,000 in the year ended June 30, 1998 to $5,623,000 in the year ended June 30, 1999. Revenues from SKYPLEX (both international and domestic customers) decreased by 73% from $5,224,000 in the year ended June 30,

1998 to $1,402,000 in the year ended June 30, 1999, the decrease partly due to sales registered only through February 5, 1999, the date of the sale of SouthTech, Inc. The microFlex product, introduced in fiscal 1998, realized $459,000 in sales for fiscal 1999 compared to $214,000 in sales in fiscal 1998, an increase of 114%. Total international sales decreased by approximately 74% from $5,333,000 in the year ended June 30, 1998 to $1,402,000 in the year ended June 30, 1999.

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

PRODUCT DEVELOPMENT. Product development expenses decreased from $2,367,000 for the year ended June 30, 1998 to $1,353,000 for the year ended June 30, 1999. Approximately $136,000 of software development costs related to new products were capitalized during the fiscal 1999 year, as compared to $583,000 during the year ended June 30, 1998. During the fourth quarter of the year ended June 30, 1998, management determined that, given the anticipated direction of the Company's product line, certain product features that had been developed for the SKYPLEX international product line and capitalized as software development costs would not be implemented in the foreseeable future. Consequently, it was determined that the future recoverability of the cost of those features was not assured and that the value of the asset was impaired. Accordingly, the Company wrote off $414,000 of these capitalized costs during the year ended June 30, 1998. As a percentage of sales, total product development costs increased from 15% for the year ended June 30, 1998 to 18% for the year ended June 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses, including depreciation and amortization, decreased 57%, from $7,018,000 for the year ended June 30, 1998 to $3,014,000 for the year ended June 30, 1999. Selling expenses decreased by 58% from $4,854,000 for the year ended June 30, 1998 to $2,026,000 for the year ended June 30, 1999. The decrease resulted from the decrease in revenue of approximately 52% coupled with sales personnel reductions and cost saving measures instituted during early fiscal 1999. Selling expenses as a percentage of net sales decreased from 31% for the year ended June 30, 1998 to 27% for the year ended June 30, 1999. General and administrative expenses decreased from $2,164,000 for the year ended June 30, 1998 to $988,000 for the year ended June 30,1999. As a percentage of net sales, general and administrative expenses decreased slightly from 14% for the year ended June 30, 1998 to 13% in the year ended June 30, 1999.

NET INCOME/(LOSS). The net loss decreased from $8,380,000 for the year ended June 30, 1998 to a loss of $424,000 for the year ended June 30, 1999. This decrease resulted primarily from significant expense reductions and an increased sales mix percentage of the Company's higher margin FlexT1 product line as compared to the prior year.

SALE OF DTS STOCK BY SIGNIFICANT SHAREHOLDER -- PEREGRINE VENTURES -- FISCAL
1999

On December 31, 1998 an option to purchase 1,738,159 common shares of DTS stock was granted to MicroTel International ("MicroTel") by Peregrine Ventures, a California based limited partnership and shareholder of DTS, in consideration for a certain amount of MicroTel common stock. On the same date, the two DTS Board members representing Peregrine Ventures interests, tendered their resignations effective immediately. The option, due to expire on January 31, 1999, was exercised by MicroTel and thus MicroTel became DTS' largest single shareholder, holding approximately 40% of the then outstanding stock of DTS. Two MicroTel representatives were subsequently elected to the DTS Board of Directors at the DTS Shareholders Meeting held on April 13, 1999. MicroTel is a Delaware corporation whose stock is publicly traded on the OTC Bulletin Board under the ticker symbol MCTL. In addition to various subsidiaries whose principal business is to manufacture and market power supplies, keypads, video displays, circuit boards and other electronic assemblies to a variety of aerospace and communications clients, MicroTel also owns two CXR subsidiaries -- CXR Telcom and CXR S.A. -- which manufacture and market telecommunications products to telecommunications and private network users.

ACQUISITION OF DTS STOCK BY WI-LAN, INC. -- FISCAL 2000

On December 29, 1999, the Company entered into an agreement with Wi-LAN Inc. ("Wi-LAN"), a leading provider of wireless data communications technology and products, to sell Wi-LAN $1.5 million in convertible debentures (the "1999 debentures"). The debentures, convertible into the Company's common stock at any time by the holder, have a four-year term with a 10% interest rate with principal and interest due at maturity. The Company has no buy-back provision, and the conversion rate is one share per $1 in debentures, which approximated the fair value of the Company's common stock on the date the Company entered into the agreement. On January 7, 2000, a closing on the Wi-LAN debentures was held whereby the Company received the proceeds from the first tranche of the debentures of $400,000. The remaining $1,100,000 in proceeds from the issuance of debentures was received prior to March 31, 2000. In connection with various transactions subsequent to the sale of the $1.5 million in debentures and through June 30, 2000, Wi-LAN has converted $1,278,900 of the 1999 debentures into 1,278,900 shares of the Company's common stock. The outstanding amount of these 1999 debentures as of June 30, 2000 is $221,100. In connection with the agreement, Wi-LAN also received an option to purchase additional debentures of $1.5 million with similar terms but at a conversion rate to be determined by the market price of the Company's common stock at the time the option is exercised. The expiration on the option to purchase additional debentures of $1.5 million is January 7, 2002.

Apart from the transactions described above, in January 2000, Wi-LAN purchased 1,738,159 shares of the Company's common stock from MicroTel, another DTS shareholder, and the outstanding $2 million in debentures (the "1997 debentures") with outstanding warrants from Finova Mezzanine Capital, a DTS lender. By converting $1,310,000 of the 1997 debentures, Wi-LAN received 1,310,000 shares of the Company's common stock and gained over 50% of the outstanding common stock of the Company. Through the transaction with Finova, Wi-LAN also received outstanding warrants for 702,615 shares of common stock at an exercise price of $1 per share which expire in March 2004. All 702,615 warrants remain outstanding and exercisable as of June 30, 2000.

Additionally, Wi-LAN converted another $190,000 of the 1997 debentures into 190,000 shares of the Company's common stock through June 30, 2000. The outstanding amount of the 1997 debentures as of June 30, 2000 is $500,000.

On March 31, 2000, Wi-LAN purchased 454,737 shares of the Company's Series B preferred stock for $3 million in cash. The Company's Series B Preferred Stock is convertible into common shares at $7.125 per share, the market closing price of the Company's common stock on March 30, 2000.

In June 2000, Digital Transmission Systems, Inc. announced that Wi-LAN Inc. entered into a purchase and assignment agreement with the two former shareholders of Telcor to acquire the right to receive approximately 31% of the merger consideration still due to the former Telcor shareholders. According to the agreement, Wi-LAN acquired $6,100,000 of the original $20 million acquisition payable for $500,000 in cash and $5,600,000 by issuing the former Telcor shareholders a right to receive $5,600,000 of Wi-LAN common shares based on the market value of Wi-LAN shares on July 17, 2000, subject to a specified maximum number of shares. Wi-LAN may redeem all or part of the right for cash. In addition, Wi-LAN has granted the former Telcor shareholders an option exercisable by August 31, 2000, to sell between $2,000,000 and $4,000,000 of additional merger consideration to Wi-LAN for the issuance of a right to receive Wi-LAN shares of equivalent value, based on the market value of Wi-LAN shares at October 30, 2000, subject to a specified maximum number of shares.

ACQUISITION OF TELCOR COMMUNICATIONS, INC.

TRANSACTION SUMMARY

On March 31, 2000 the Company consummated the merger of Telcor Communications, Inc. ("Telcor"), a leading reseller of new and used wireless and wireline telecom equipment based in Duluth, Georgia, into a wholly-owned subsidiary of the Company. The merger consideration payable to the shareholders of Telcor is $25 million in a combination of the Company's common stock and cash. The amount of $5 million of the consideration was paid at closing with $2.5 million in cash and $2.5 million in common stock valued at $7.375 per share (the closing price of DTS common stock a few days before and after the announcement date). A total of 338,983 shares of DTS common stock were paid in connection with the closing on March 31, 2000. The remaining consideration of $20 million is due and payable on or before October 30, 2000 with a commitment from the Company to use best efforts to tender to the former shareholders of Telcor at least $10 million in cash before June 30, 2000. In connection with the acquisition, additional payments may be made and accounted for as part of the purchase price. If all performance objectives are met by May 31, 2000, an additional $6 million may be paid in connection with the acquisition. The additional payments, if earned, will be treated as additional purchase price for the acquisition. Based upon the Company's review of the May 31, 2000 performance objectives mentioned above, it is unlikely that any material additional consideration will be due the former shareholders of Telcor.

The statement of financial position ("balance sheet") of the acquired Telcor business as of June 30, 2000 has been included in the accompanying financial statements. Additionally, Telcor's results of operations ("income statement") for the three month period ended June 30, 2000 has also been included in the accompanying financial statements.

The acquisition was accounted for by the purchase method of accounting, and accordingly, the purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on their fair value at the date of acquisition.

ACTIVITY SUBSEQUENT TO ACQUISITION

In June 2000, the Company announced that Wi-LAN Inc. entered into a purchase and assignment agreement with the two former shareholders of Telcor to acquire the right to receive approximately 31% of the merger consideration still due to the former Telcor shareholders. According to the agreement, Wi-LAN acquired $6,100,000 of the original $20 million acquisition payable for $500,000 in cash and $5,600,000 by issuing the former Telcor shareholders a right to receive $5,600,000 of Wi-LAN common shares based on the market value of Wi-LAN shares on July 17, 2000, subject to a specified maximum number of shares. Wi-LAN may redeem all or part of the right for cash. As of June 30, 2000 and after consideration of the above payments, the Company has recorded a liability to the former stockholders of Telcor of $5,435,000 and a liability to Wi-LAN, Inc. of $2,220,400.

In addition, Wi-LAN has granted the former Telcor shareholders an option exercisable by August 31, 2000, to sell between $2,000,000 and $4,000,000 of additional merger consideration to Wi-LAN for the issuance of a right to receive Wi-LAN shares of equivalent value, based on the market value of Wi-LAN shares at October 30, 2000, subject to a specified maximum number of shares. On August 31, 2000, the former shareholders of Telcor exercised the aforementioned option and sold $4,000,000 of merger consideration to Wi-LAN in exchange for Wi-LAN shares as discussed above.

The following is a summary of the merger consideration paid and/or payable as of June 30, 2000:

    AMOUNT           DESCRIPTION                                                    DATE PAID
    ------           -----------                                                    ---------
 $25,000,000         Merger Consideration due under Merger Agreement
 $(2,500,000)        Cash Paid the Telcor Stockholders at Merger Closing            March 31, 2000
 $(2,500,000)        Shares of Company Common Stock paid the Telcor Stockholders    March 31, 2000
 $  (500,000)        Cash Paid the Telcor Stockholders                              June 16, 2000
 $(7,965,000)        Shares of Company Common Stock paid the Telcor Stockholders    June 29, 2000
 $(3,879,600)        Shares of Company Common Stock paid Wi-LAN, Inc.               June 29, 2000
 ------------
 $ 7,655,400         Remaining Merger Consideration due under Merger Agreement

UNAUDITED PROFORMA DATA

The following unaudited pro forma combined financial data of Digital Transmission Systems, Inc. ("DTS") and Telcor Communications, Inc. ("Telcor") combine the consolidated financial information of DTS for year ended June 30, 1999 with the consolidated financial information of Telcor for the year ended June 30, 1999. We have prepared the unaudited pro forma information using the purchase method of accounting as if the acquisition took place at the beginning of the period presented. The pro forma information does not give effect to any restructuring costs or to any potential cost savings or other operating efficiencies that could result from the merger.

The unaudited pro forma combined financial information is not intended to represent what the combined company's financial position or results of operations would have been had the merger occurred at the beginning of the earliest period presented or to project the combined financial position or results of operations for any future date or period.

      PROFORMA DATA -- YEARS ENDED JUNE 30, 2000 AND 1999 (000'S OMITTED)

                                                     2000            1999
                                                    -------         -------
             Revenues                               $65,295         $62,856
             Loss before extraordinary items         (3,336)         (2,704)
             Net loss                                (3,336)         (2,345)
             Net loss per share:
             Basic                                     (.59)           (.50)
             Diluted                                   (.59)           (.50)

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended June 30, 2000 and 1999, the Company incurred losses of $3,815,000 and $424,000, respectively. Although the Company has an accumulated gross deficit of $19,233,000 as of June 30, 2000, the Company has made substantial progress over the past fiscal year with respect to its overall financial position. As of June 30, 2000 total net equity of the Company increased to $15,460,000 as compared to a net deficit of ($2,428,000) as of the year ended June 30, 1999. Additionally, the Company received monetary support from a significant investor during fiscal year 2000. Such support enabled the Company to more effectively manage its cash commitments and indebtedness. Additional equity may be required during fiscal year 2001 and the Company is actively pursuing various financing alternatives. Given the significant improvement in the Company's overall financial position during fiscal 2000, the Company believes that the probability of obtaining additional equity during fiscal 2001, although dependent on a number of uncontrollable external factors, has increased as compared to previous periods.

As of June 30, 2000 the Company's cash position is $1,646,000. Additionally, available borrowings under the Company's lines of credit at June 30, 2000 is $4,344,000. Such availability will be utilized in the near term to address the Company's existing accounts payable, notes payable and inventory purchase commitments. The Company believes its current cash position and availability under its credit facilities is adequate to address immediate cash requirements as dictated by the Company's existing commitments.

Potential additional sources of cash for use in future periods may include, but are not limited to, private or public placements of the Company's securities and securing additional financing with certain financial institutions. In the event the Company is able to raise additional capital, the Company intends on using such proceeds to accelerate product development initiatives, add additional personnel as may be required and to pay down existing and any additional indebtedness. Given the significant improvement in the Company's overall financial position during fiscal 2000, the Company believes that the probability of obtaining additional equity during fiscal 2001, although dependent on a number of uncontrollable external factors, has increased as compared to previous periods.

EQUITY. On October 14, 1998, NASDAQ delisted the Company because the Company did not meet the listing requirement of minimum net assets. The Company's securities are currently traded on the OTC Bulletin Board. The delisting action has hampered the Company's efforts to raise capital through a private placement of its stock with qualified investors. However, the Company employed several programs in an effort to help the Company preserve cash which, in the first and second fiscal quarters of 1999, was used to fund severance costs of terminated employees, to fund payroll and essential expenses and the purchase of supplies from critical vendors. First, a group of employees and affiliates volunteered to forego or delay salary, commission and other compensation payments through a restricted stock for cash program offered by Board resolution on August 10, 1998. Under that program a total of approximately 395,612 common shares were approved by the Board to compensate those employees and affiliates in return for cancellation of salary or other compensation payments totaling $52,320 and a delay of payment of another $62,206. These shares could not be pledged, sold or traded until November 30, 1999 at which time, under Rule 144, the restricted legend was removed from the certificates and the certificates are now freely tradable. Secondly, another program to preserve cash has been to work out extended payment terms with certain key material suppliers for overdue amounts payable. The Company completed formal negotiations with three critical suppliers and established extended payment terms (over a 12 month period) for overdue amounts payable. Third, non-critical suppliers have been offered settlements in the form of uniform terms and reduced but immediate cash payments for cancellation of long standing past due amounts. A total of $402,000 of amounts payable have been settled for a reduced amount under these conditions. The Company has recorded an extraordinary gain of $359,000 to reflect the settlement transactions closed during the third quarter of fiscal 1999 which is included in the accompanying financial statements.

On December 29, 1999, the Company entered into an agreement with Wi-LAN Inc. ("Wi-LAN"), a leading provider of wireless data communications technology and products, to sell Wi-LAN $1.5 million in convertible debentures (the "1999 debentures"). The debentures, convertible into the Company's common stock at any time by the holder, have a four-year term with a 10% interest rate with principal and interest due at maturity. The Company has no buy-back provision, and the conversion rate is one share per $1 in debentures, which approximated the fair value of the Company's common stock on the date the Company entered into the agreement. On January 7, 2000, a closing on the Wi-LAN debentures was held whereby the Company received the proceeds from the first tranche of the debentures of $400,000. The remaining $1,100,000 in proceeds from the issuance of debentures was received prior to March 31, 2000. In connection with various transactions subsequent to the sale of the $1.5 million in debentures and through June 30, 2000,

Wi-LAN has converted $1,278,900 of the 1999 debentures into 1,278,900 shares of the Company's common stock. The outstanding amount of these 1999 debentures as of June 30, 2000 is $221,100. In connection with the agreement, Wi-LAN also received an option to purchase additional debentures of $1.5 million with similar terms but at a conversion rate to be determined by the market price of the Company's common stock at the time the option is exercised. The expiration on the option to purchase additional debentures of $1.5 million is January 7, 2002.

Apart from the transactions described above, in January 2000, Wi-LAN purchased 1,738,159 shares of the Company's common stock from MicroTel, another DTS shareholder, and the outstanding $2 million in debentures (the "1997 debentures") with outstanding warrants from Finova Mezzanine Capital, a DTS lender. By converting $1,310,000 of the 1997 debentures, Wi-LAN received 1,310,000 shares of the Company's common stock and gained over 50% of the outstanding common stock of the Company. Through the transaction with Finova, Wi-LAN also received outstanding warrants for 702,615 shares of common stock at an exercise price of $1 per share which expire in March 2004. All 702,615 warrants remain outstanding and exercisable as of June 30, 2000.

Additionally, Wi-LAN converted another $190,000 of the 1997 debentures into 190,000 shares of the Company's common stock through June 30, 2000. The outstanding amount of the 1997 debentures as of June 30, 2000 is $500,000.

On March 31, 2000, Wi-LAN purchased 454,737 shares of the Company's Series B preferred stock for $3 million in cash. The Company's Series B Preferred Stock is convertible into common shares at $7.125 per share, the market closing price of the Company's common stock on March 30, 2000.

In June 2000, Digital Transmission Systems, Inc. announced that Wi-LAN Inc. entered into a purchase and assignment agreement with the two former shareholders of Telcor to acquire the right to receive approximately 31% of the merger consideration still due to the former Telcor shareholders. According to the agreement, Wi-LAN acquired $6,100,000 of the original $20 million acquisition payable for $500,000 in cash and $5,600,000 by issuing the former Telcor shareholders a right to receive $5,600,000 of Wi-LAN common shares based on the market value of Wi-LAN shares on July 17, 2000, subject to a specified maximum number of shares. Wi-LAN may redeem all or part of the right for cash. In addition, Wi-LAN has granted the former Telcor shareholders an option exercisable by August 31, 2000, to sell between $2,000,000 and $4,000,000 of additional merger consideration to Wi-LAN for the issuance of a right to receive Wi-LAN shares of equivalent value, based on the market value of Wi-LAN shares at October 30, 2000, subject to a specified maximum number of shares.

On January 25, 2000, the Board of Directors of the Company approved a plan whereby certain compensation obligations of the Company to employees and Board members could be satisfied through the issuance of restricted common stock at the option of the holder. Approximately 30,000 shares of the Company's common stock were issued to satisfy such obligations. The shares will be issued at $3.56 per share (a 25% discount from the market closing price on January 25, 2000) and are restricted as to trade, pledge, or sale until January 25, 2001. The Company has recorded $143,000 in compensation expense to reflect the satisfaction of these obligations which represented the fair market value of the shares issued.

LINE OF CREDIT ARRANGEMENTS. On April 10, 1997, DTS established a bank line of credit agreement with Silicon Valley Bank which makes available $2,500,000 in borrowings with availability based on DTS's accounts receivable. The loan was amended on March 18, 1998 to increase the maximum eligible borrowing to the lesser of $4,000,000 or 80% of eligible receivables plus 30% of eligible inventory, as defined, through the maturity date of April 10, 2000. The loan is secured by DTS's assets and bears interest at the rate of prime plus 2.25%. A net worth covenant was amended on March 16, 1998, requiring DTS to maintain a net worth of $1,000,000. In September 1998, DTS agreed to a UCC filing whereby all assets of DTS became collateral under the Agreement. The loan requires a monthly monitoring fee of $1,000 and a commitment fee of 0.125% due monthly on the unused portion of the facility. The agreement term is two years with an automatic renewal each year unless written notice of termination is given by one of the parties. DTS issued 60,000 two year warrants to Silicon Valley Bank at a strike price of $5.25 each as consideration for the amended agreement. On February 25, 1999, DTS signed an amendment to the loan agreement with Silicon Valley Bank which modified previous loan covenants and revised the maximum borrowing amount to $1,500,000. The revised covenants are primarily based upon minimum monthly and quarterly revenue levels. As consideration for the amended agreement, DTS issued 250,000 two year warrants for common stock of the Company at $0.119 per share which represents the market price of the Company's common stock at the close of business on December 2, 1998 when the new agreement was reached.

On February 24, 2000, DTS signed an additional amendment to the loan agreement with Silicon Valley Bank which modified previous terms. Under the modified terms, the revised loan agreement bears a maturity date of April 10, 2001. Additionally, the revised and amended agreement increased the maximum borrowing to $2,500,000 and bears interest at prime plus 2 1/4 (11.75% at June 30, 2000). Additionally, covenants under the agreement were further revised to require certain minimum quarterly revenue and monthly income requirements. DTS was in compliance with all covenants imposed by the agreement as of June 30, 2000. Amounts outstanding under the DTS line of credit facility were $1,172,000 and $1,365,000 at June 30, 2000 and 1999, respectively.

Additionally, the Company's wholly-owned subsidiary, Telcor Communications, Inc. ("Telcor") has a revolving credit facility with a commercial bank (PNC Bank) at LIBOR plus 2.5% or prime, whichever is lower, the interest on which is payable monthly. Under the agreement, Telcor is allowed to borrow up to 85% of eligible accounts receivable and 50% of eligible inventory with an established limit of $17,000,000 as of June 30, 2000 (the amount available under the credit facility was increased on January 7, 2000 from $15,000,000 to $17,000,000). At June 30, 2000, amounts outstanding under the Telcor line of credit facility are $6,512,000, and the interest rate was 10.0%. The line is collateralized by Telcor's trade accounts receivable, inventories, and all other assets. The Telcor revolving line of credit will expire on May 11, 2002.

Under the agreement, Telcor is required to comply with certain covenants which include, but are not limited to, maintaining minimum requirements for debt to equity, net worth, cash flows, and capital expenditures. At June 30, 2000, Telcor was in compliance with all covenants imposed by the line of credit agreement.

CASH. As of June 30, 2000, the Company had approximately $1,646,000 in cash and cash equivalents. For the year ended June 30, 2000, $1,897,000 was used in operating activities as compared to cash provided by operations of $305,000 for the year ended June 30, 1999. The net loss for the period ended June 30, 2000 of $3,815,000 includes non-cash charges relating to depreciation, amortization and accounts receivable and inventory reserves of $3,449,000. Exclusive of the fiscal 2000 non-cash charges, cash was used in operations primarily through an increase in accounts receivable of $3,728,000 and an increase in accounts payable of $1,089,000 offset by a decrease in inventory of $1,589,000.

As of June 30, 2000, the Company has an obligation of $7,655,000 in connection with the acquisition of Telcor on March 31, 2000. According to the terms of the merger agreement, the Company agreed to use its best efforts to raise the necessary cash to pay down the acquisition payable by October 30, 2000. In the event the Company is unsuccessful in raising the necessary cash required to address the acquisition payable, the Company will issue shares of its common stock (based on the market price of the Company's common stock for a ten day trading window as dictated by the merger agreement) on or before October 30, 2000.

The Company purchased $413,000 and $85,000 of property, plant and equipment during the year ended June 30, 2000 and 1999, respectively. In addition, the Company capitalized certain software development costs paid to outside contractors. During the year ended June 30, 2000, the Company capitalized $174,000 of such costs as compared to capitalized costs of $136,000 for the year ended June 30, 1999.

CREATION AND SALE OF SOUTHTECH, INC.

At its April 1998 meeting the DTS Board of Directors approved the creation of a wholly owned subsidiary -- SouthTech, Inc. ("SouthTech") whose business purpose is the administration and growth of the Company's international business. The subsidiary was legally created as a Georgia corporation in July 1998. The SKYPLEX and DIV product lines and associated intellectual property together with the payables and receivables pertaining to the sales realized from those product lines form the assets and liabilities transferred. Since its creation, investment capital had been sought for the subsidiary in order to fund its operating losses which have been substantial in the past. Cash resources of the Company had been used for the purposes of developing the SKYPLEX product line, a set of microwave radio products utilizing spread spectrum technology, and developing sales distribution channels in Latin America, Asia Pacific and the Mid-East global sectors.

The Company entertained an offer from a private group of investors to buy SouthTech, Inc. in the latter part of 1998, but the offer was later withdrawn on November 10, 1998. In late November 1998, Chapala Communications, Inc. ("Chapala"), a Georgia based company, offered to purchase the stock of SouthTech. The sale involved the transfer of certain assets and liabilities of SouthTech, Inc. to Chapala. The transaction resulted in approximately $981,000 of assets and $2,442,000 of liabilities being transferred to Chapala which resulted in a net gain of $1,461,000 which has been recorded in the accompanying fiscal 1999 financial statements. In accordance with SFAS 125 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - the Company derecognized the liabilities that were transferred to SouthTech upon obtaining formal, legally binding releases of such liabilities from the respective creditors.

As additional consideration for the sale, the Company received 19.5% of Chapala voting stock ownership in the form of 1,000,000 shares of $0.001 par value Series A voting Preferred Stock. Each share of Series A Preferred Stock shall be convertible into the number of fully paid and nonassessable shares of Common Stock obtained by dividing (a) the aggregate Series A Preferred Stock Liquidation Preference of the shares to be converted , by (b) the conversion price. The initial conversion price is $0.484 per share subject to adjustment, as defined. Any conversion of Preferred Stock into Common Stock in accordance with the above conversion formula is limited with respect to total ownership after conversion. Such a limitation is 19.5% of outstanding common stock after conversion. Conversion of the Series A Preferred Stock to common stock is at the option of the holder and is not redeemable by Chapala.

SouthTech was later merged into Chapala and the resulting entity was named LinkaNet Labs, Inc. ("LinkaNet"). The Company has valued its investment in Chapala using the equity method. The Company has assigned zero value to its interest in LinkaNet within the accompanying financial statements and has no obligations to fund LinkaNet's future operations or present liabilities. Since inception, LinkaNet has incurred significant losses from operations. In the event that the operations of LinkaNet ultimately attain profitability, the Company will appropriately adjust its interest in LinkaNet. It is not anticipated that such an adjustment will have a material impact on the Company's results of operations in future periods.

In connection with the sale of SouthTech, the Company received a note from SouthTech, Inc. in the amount of $127,000 at June 30, 1999. The note represents a portion of the vendor liability that was not assumed by Chapala. The Company has also deferred $127,000 of the gain associated with the sale as of June 30, 1999. As a result of additional negotiations with Chapala during fiscal 2000, the Company deemed the remaining $127,000 note receivable from Chapala as uncollectible and appropriately reversed the note balance against the remaining deferred revenue balance. Accordingly, as of June 30, 2000, there are no amounts outstanding with respect to the sale of the international subsidiary.

The SouthTech purchase and sale transaction was closed on February 5, 1999.

MANAGEMENT AND EMPLOYMENT AGREEMENTS

By agreement of the Board of Directors of the Company, Wi-LAN, Inc. has a service agreement with the Company's Chief Executive Officer ("CEO") which provides for the CEO to provide services to Wi-LAN. Wi-LAN has accrued or paid the Company's CEO $65,439 during the period ended June 30, 2000, which has not been reflected in the Company's consolidated financial statements. The Company is also reimbursed by Wi-LAN for payments made by the company to certain Wi-LAN United States-based sales personnel who provide services to Wi-LAN. The Company has recorded a receivable from Wi-LAN for these amounts of $161,000 at June 30, 2000 in the accompanying 2000 consolidated balance sheet. Additionally, the Company has accrued or paid $251,000 in interest expense to Wi-LAN related to convertible debentures held by Wi-LAN during the period ended June 30, 2000.

SEASONALITY

The Company's sales have been subject to quarterly fluctuations mainly due to the purchasing cycle of the Company's major customers. Other fluctuations occur due to increased build-out of the telecommunications infrastructure during certain months of the year. The Company's business plan is to continue the diversification of its product offerings, further develop its distribution channels and further expand its customer base. The Company believes that the implementation of this plan will decrease the seasonality of its sales. The Company operates with a moderate level of backlog for each product line due to advance purchase commitments and production lead times. At June 30, 2000, the Company's order backlog totaled $3,665,000.

YEAR 2000 (Y2K) IMPACT ON COMPANY'S INFORMATION TECHNOLOGY

Since the implementation of the Company's Y2K compliant systems and processes in late 1999 and early 2000, the Company has not experienced any material or adverse effects nor any business interruptions resulting from Y2K compliance issues. The Company did not incur any costs related to Y2K compliance.

LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which deferred implementation of SFAS 133 until fiscal quarters of fiscal years beginning after June 15, 2000.

SFAS 133 requires all derivatives to be carried on the balance sheet at fair value. Changes in the fair value of derivatives must be recognized in the Company's Consolidated Statement of Operations when they occur; however there is an exception for derivatives that qualify as hedges as defined by SFAS 133. If a derivative qualifies as a hedge, a company can elect to use "hedge accounting" to eliminate or reduce the income statement volatility that would arise from reporting changes in a derivative's fair value.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." SFAS No.138 adds to the guidance related to accounting for derivative instruments and hedging activities. This statement should be adopted concurrently with SFAS 133. The adoption of both SFAS 133 and 138 is not expected to materially impact the Company's financial results.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes existing guidance on revenue recognition. The implementation date of SAB 101 is no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company anticipates that implementation of SAB 101 will not have a material impact on the Company's financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation -- an Interpretation of Accounting Principles Board Opinion No. 25." FIN 44 provides guidance for certain issues that arose in applying APB 25. The provisions are effective July 1, 2000, and, generally, shall be applied prospectively. Adoption of FIN 44 is not expected to materially affect the Company's financial results.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see pages F-1 through F-31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required herein is included in the Company's Proxy Statement for the Annual Meeting of Shareholders filed with the Commission in September 2000 under the captions "Election of Directors" and "Executive Officers" and is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required herein is included in the Company's Proxy Statement for the Annual Meeting of Shareholders filed with the Commission in September 2000 under the captions "Election of Directors" and "Executive Officers" and is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required herein is included in the Company's Proxy Statement for the Annual Meeting of Shareholders filed with the Commission in September 2000 under the captions "Election of Directors" and "Executive Officers" and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required herein is included in the Company's Proxy Statement for the Annual Meeting of Shareholders filed with the Commission in September 2000 under the captions "Election of Directors" and "Executive Officers" and is incorporated by reference herein.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      Exhibits.

Exhibit 27.0  Financial Data Schedule (SEC use only)

(b)      Supplemental schedules

Schedule I - Condensed financial information
Schedule II - Valuation and qualifying accounts

(c)      Reports on Form 8-K.

Form 8-K dated February 5, 1999, filed with the Securities and Exchange Commission on February 22, 1999, as amended by Form 8-K/A filed with the Securities and Exchange Commission on February 23, 1999.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Digital Transmission Systems, Inc.

Under date of October 13, 200, we reported on the consolidated balance sheets of Digital Transmission Systems, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended June 30, 2000, as contained in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Our report dated October 13, 2000, contains an explanatory paragraph that states that the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of that uncertainty.

Atlanta, Georgia
October 13, 2000

DIGITAL TRANSMISSION SYSTEMS, INC. - EXCLUDING SUBSIDIARIES
SCHEDULE I - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - (000'S OMITTED)

                                                                  JUNE 30, 2000
                                                                  -------------
           BALANCE SHEET
Cash                                                                $    996
Accounts Receivable, net                                               1,446
Inventory                                                              1,172
Deferred Tax Asset                                                     2,225
Other current assets                                                     248
                                                                    --------

    Total Current Assets                                               6,087
                                                                    --------

Property, Plant and Equipment                                            326
Intangible Assets                                                     15,717
Investment in subsidiary                                               7,687
Other Assets                                                             272
                                                                    --------
    Total Assets                                                    $ 30,089
                                                                    ========

Line of Credit                                                         1,172
Accounts payable and Accruals                                          2,656
Acquisition payable                                                    7,655
Warranty Accrual                                                         200
                                                                    --------

    Total Current Liabilities                                         11,683
                                                                    --------

Convertible debt - LT                                                    721
Deferred Tax Liability                                                 2,225
                                                                    --------
    Total Liabilities                                                 14,629
                                                                    --------

Stockholder's Equity                                                  15,460
                                                                    --------

    Total Liabilities and Equity                                    $  30,089
                                                                    ========

                                                                     FOR THE
                                                                   YEAR ENDED
                                                                  JUNE 30, 2000
                                                                  -------------
           INCOME STATEMENT
Net Sales                                                           $ 10,085

Cost of Sales                                                          6,333
                                                                    --------

Gross Margin
                                                                       3,752
                                                                    --------

Operating Expenses                                                     3,739
Depreciation and amortization                                            914
Product Development                                                      759
                                                                    --------

Operating Profit (Loss)                                             $ (1,660)
                                                                    --------

Interest Expense                                                        (463)
Other Income (Expense)                                                  (111)
                                                                    --------

Net loss before Income Taxes and Equity in
  Undistributed Income of Subsidiaries                                (2,234)
                                                                    --------

Income Taxes                                                              --

Net loss before Equity in Undistributed
  Income of Subsidiaries                                              (2,234)
                                                                    --------

Equity in Undistributed Income of Subsidiaries                        (1,622)
                                                                    --------

Net Income (Loss)                                                     (3,856)
                                                                    ========

DIGITAL TRANSMISSION SYSTEMS, INC. - EXCLUDING SUBSIDIARIES
SCHEDULE I - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - (000'S OMITTED) (CONTINUED)

                                                                                                   FOR THE
                                                                                                 YEAR ENDED
                                                                                                JUNE 30, 2000
                                                                                                -------------                 -
                          CASH FLOW STATEMENT (000'S OMITTED)

Cash flows from operating activities:
Net loss                                                                                           $ (3,856)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization                                                                           444
Equity in undistributed income of subsidiaries                                                        1,622
(Increase) decrease in:
   Trade accounts receivable                                                                           (152)
   Inventories                                                                                         (269)
   Prepaid expenses and other current assets                                                           (338)
Increase (decrease) in:
   Accounts payable and accrued liabilities                                                           2,329
   Accrued payroll and benefits                                                                          46
   Warranty accrual                                                                                       4
                                                                                                   --------
            Net cash (used in) provided by operating activities                                        (170)

Cash flows from investing activities:
Purchases of property, plant and equipment                                                              (87)
Acquisition of company, net of cash acquired                                                         (2,426)
Additions to software development costs                                                                (175)
                                                                                                   --------
           Net cash used in investing activities                                                     (2,688)

Cash flows from financing activities:
Net borrowings (payments) under notes payable to banks                                                 (193)
Proceeds from issuance of Series B preferred stock to related party                                   3,000
Repayments of notes payable                                                                            (430)
Proceeds from sale of convertible debentures                                                          1,500
Repayment of acquisition payable                                                                       (500)
Proceeds from exercise of stock options and common stock                                                260
                                                                                                   --------
          Net cash provided by financing activities                                                   3,637

          Net increase (decrease) in cash and cash equivalents                                          779
                                                                                                   --------

Cash and cash equivalents at beginning of year                                                          217
Cash and cash equivalents at end of year                                                           $    996
                                                                                                   ========

Supplemental disclosure of cash paid for interest                                                  $    115
                                                                                                   ========

Supplemental disclosures of noncash operating and financing activities:

Conversion of convertible debentures plus accrued interest to common stock                         $  2,951
                                                                                                   ========
Issuance of warrants in connection with financing                                                  $    286
                                                                                                   ========
Acquisition of business in exchange for acquisition payable                                        $ 20,000
                                                                                                   ========
Issuance of common stock in connection with acquisition                                            $  2,500
                                                                                                   ========
Issuance of common stock to retire acquisition payable                                             $ 11,845
                                                                                                   ========
Issuance of common stock in lieu of compensation                                                   $    143
                                                                                                   ========

DIGITAL TRANSMISSION SYSTEMS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS - (000'S OMITTED)

                                                     Balance at      Charged to Costs                                  Balance at
                                                Beginning of Period    and Expenses   Other (1),(2)  Deductions (3)  End of Period
                                                -------------------  ---------------- -------------  --------------  -------------

Allowance for Doubtful Accounts and Returns:

Year ended June 30, 1998                                  226                524              --            (17)            733
Year ended June 30, 1999                                  733                528              --             --           1,261
Year ended June 30, 2000                                1,261                488             606           (999)          1,356

Inventory Reserve:

Year ended June 30, 1998                                  366                961              --             --           1,327
Year ended June 30, 1999                                1,327                 50              --           (445)            932
Year ended June 30, 2000                                  932                645           4,794            (99)          6,272

Warranty Reserve:

Year ended June 30, 1998                                  203                655              --           (240)            618
Year ended June 30, 1999                                  618                 81              --           (502)            197
Year ended June 30, 2000                                  197                835             276           (196)          1,112

Deferred tax valuation allowance

Year ended June 30, 1998                                3,509                 --           3,435             --           6,944
Year ended June 30, 1999                                6,944                 --             180             --           7,124
Year ended June 30, 2000                                7,124                 --          (1,987)            --           5,137

(1) Addition to accounts receivable, inventory and warranty reserve balances as a result of acquisition of Telcor Communications, Inc. on March 31, 2000.
(2) Deferred tax valuation allowance reduced in conjunction with acquisition of Telcor Communications, Inc. and its attendant net deferred tax credits.
(3) Inventory and accounts receivable deductions of reserve consist of write-offs of previously reserved amounts. Deductions of warranty reserve based on satisfaction of respective warranty liability.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         DIGITAL TRANSMISSION SYSTEMS, INC.

    November 17, 2000                    /s/ Andres C Salazar
    -----------------                    ---------------------------------------

                                         by: Andres C. Salazar,
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



  /s/ Andres C. Salazar           Chief Executive Officer,                        November 17, 2000
------------------------------     Director (Principal Executive Officer)
  Andres C. Salazar


  /s/ Clive N. W. Marsh           Vice President - Finance and Administration     November 17, 2000
------------------------------     (Principal Accounting Officer)
  Clive N. W. Marsh


  /s/ Ed Kantor                   Director                                        November 17, 2000
------------------------------
  Ed Kantor

INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                      DESCRIPTION

       *3.1           -       Form of Amended and Restated Certificate of Incorporation of the Company.

       *3.2           -       Form of Amended and Restated Bylaws of the Company.

       *4.1           -       See Article 4 of the Company's Amended and Restated Certificate of Incorporation
                              -- located within Exhibit 3.1.

       *4.2           -       See Article 3 of the Company's Amended and Restated Bylaws located within
                              Exhibit 3.2.

      *10.1           -       Loan Agreement, dated October 10, 1995, by and between the Company and SunTrust
                              Bank.

      *10.2           -       Lease Agreement, dated September 14, 1994, by and between the Company and
                              Advanta Leasing Corp.

      *10.3           -       The Company's 401 (K) Savings Plan.

      *10.4           -       Lease Agreement, dated January 28, 1991, by and between the Company and Colonial
                              Pacific Leasing Corporation.

      *10.5           -       Lease Agreement, dated January 4, 1994, by and between the Company and Amplicon,
                              Inc.

      *10.6           -       Form of Reseller Agreement.

      *10.7(1)        -       Proprietary Information, Noncompetition and Inventions Agreement, dated August
                              20, 1990, by and between the Company and Thomas C. Mock

      *10.8           -       Form of Confidentiality and Invention Assignment Agreement.

      *10.9(1)        -       Proprietary Information, Noncompetition and Invention Agreement, dated August
                              20, 1990, by and between the Company and James W. Chamberlin

     *10.10           -       Acquisition Agreement, dated December 1, 1995, by and between the Company and
                              Technology Ventures International, Inc.

     *10.11           -       Lease Agreement, dated March 19, 1993, by and between New England Mutual
                              Life Insurance Company and the Company.

     *10.12           -       Manufacturing Agreement, dated May 8, 1995, by and between the Company and
                              Comptronix Corporation.

     *10.13(1)        -       FY95 Employee Profit Sharing Plan.

     *10.14(1)        -       FY96 Management Bonus Plan.

     *10.15(1)        -       1992 Stock Incentive Plan.

     *10.16(1)        -       FY96 Sales Commission Plan for Bobby Boykin.

     *10.17           -       Equipment Lease, dated December 17, 1991, by and between the Company and General
                              Electric Capital Corporation.

     *10.18(1)        -       Form of Employment Agreement to be entered into by and between the Company and each of Mr. Salazar, Mr. Boykin and Mr. Nelson.

     *10.19(1)        -       1996 Incentive Compensation Plan.

     *10.20           -       Form of Consent of Series C Preferred Stockholders.

     *10.21           -       Agreement, dated January 7, 1994, by and between the Company and Wiltron Company.

    **10.22(1)        -       Form of Digital Transmission Systems, Inc. Employee Stock Purchase Plan

    **10.23           -       Form of Amendment to the Company's 401 (K) Savings Plan

   ***10.24           -       Form of Debenture Agreement between Sirrom Capital d/b/a Tandem Capital and the Company

  ****10.25           -       Second Amendment to Debenture Purchase Agreement between Sirrom Capital and the Company

  ****10.26           -       Second Amendment to Subordinated Debenture Agreement between Sirrom
                              Capital and the Company

  ****10.27           -       Stock Purchase Warrant Agreement between Sirrom Capital and the Company

  ****10.28           -       Shareholders' Agreement with respect to shares of Chapala Communications, Inc.
                              and the Company

  ****10.29           -       Pledge and Security Agreement between MicroTel International, Inc. and Sirrom
                              Capital

  ****10.30           -       Promissory Note between SouthTech, Inc. and the Company

  ****10.31           -       Security Agreement between SouthTech, Inc. and the Company

  ****10.32           -       Stock Purchase Agreement between Chapala Communications, Inc. and the Company

  ****10.33           -       Employment Agreement between Woodrow B. Cannon and the Company

  ****10.34           -       Employment Agreement between Andres C. Salazar and the Company

      *23.1           -       Consent of Price Waterhouse LLP

      *23.2           -       Consent of Sutherland, Asbill & Brennan (included in the opinion filed as
                              Exhibit No. 5.1 to the Registration Statement.)

         27           -       Financial Data Schedule (for SEC use only)

* Incorporated by reference to the corresponding exhibit of the Registrant's registration statement on Form SB-2 (File Number 1-14198).

** Incorporated by reference to the corresponding exhibit of the Registrant's Form 10-KSB filed 9/30/96.

*** Incorporated by reference to the corresponding exhibit of the Registrant's Form 10-KSB filed 10/14/97.

**** Incorporated by reference to the corresponding exhibit of the Registrant's Form 10-QSB filed May 15, 1999.

(1) Constitutes a management contract or compensatory plan or arrangement required to be filed.

               DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE

Independent Auditors' Report                                             F-2

Consolidated Balance Sheets as of June 30, 2000 and 1999                 F-3

Consolidated Statements of Operations for the years ended
    June 30, 2000, 1999, and 1998                                        F-4

Consolidated Statements of Shareholders' Equity (Deficit)
    for the years ended June 30, 2000, 1999, and 1998                    F-5

Consolidated Statements of Cash Flows for the years
    ended June 30, 2000, 1999, and 1998                                  F-6

Notes to Consolidated Financial Statements                               F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Digital Transmission Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Digital Transmission Systems, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Transmission Systems, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1(b) to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Atlanta, Georgia
October 13, 2000

               DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             June 30, 2000 and 1999

                 (in thousands, except share and per share data)

                                                                                   2000          1999
                                                                                 --------      --------
                                 ASSETS

Current assets:
    Cash and cash equivalents                                                    $  1,646           217
    Trade accounts receivable, net of allowances for
       returns and doubtful accounts of $2,313 and $1,274
       at June 30, 2000 and 1999, respectively                                     10,885         1,133
    Accounts receivable from related party                                            161            --
    Inventories                                                                    13,117           903
    Prepaid expenses and other current assets                                         507            68
    Deferred income tax assets                                                      2,225            --
                                                                                 --------      --------
                   Total current assets                                            28,541         2,321
Property and equipment, net                                                         4,898           410
Intangible assets, net                                                             15,717           423
Other assets                                                                        3,121           653
                                                                                 --------      --------
                   Total assets                                                  $ 52,277         3,807
                                                                                 ========      ========
            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Notes payable to banks                                                       $  7,684         1,365
    Accounts payable                                                                9,494         1,617
    Accrued liabilities                                                             4,458           201
    Acquisition payable                                                             7,655            --
    Accrued payroll and benefits                                                      241           167
    Notes payable to related parties                                                3,000            --
    Current maturities of long-term debt                                              146           561
    Current maturities of obligations under capital leases                             33            --
    Warranty accrual                                                                1,112           197
                                                                                 --------      --------
                   Total current liabilities                                       33,823         4,108
    Long-term debt, excluding current maturities                                        4         2,000
    Notes payable to related party                                                    721            --
    Obligations under capital leases, excluding current maturities                     44            --
    Deferred income tax liabilities                                                 2,225            --
    Deferred gain on sale of subsidiary                                                --           127
                                                                                 --------      --------
                   Total liabilities                                               36,817         6,235
                                                                                 --------      --------
Shareholders' equity (deficit):
    Preferred stock, $0.01 par value, 10,000,000 shares authorized:
       Series A, convertible, liquidation preference of
         $1.00 per share; 1,314,333 shares issued and outstanding                   1,314         1,314
       Series B, convertible, liquidation preference of
         $7.125 per share; 454,737 shares issued and outstanding                    3,000            --
    Common stock - $0.01 par value; 50,000,000 shares authorized;
       10,240,070 and 4,646,221 shares issued and outstanding at June 30,
       2000 and 1999, respectively                                                    102            47
    Common stock subscribed                                                            41            --
    Additional paid-in capital                                                     30,299        11,651
    Notes receivable from stock sales                                                 (63)          (63)
    Accumulated deficit                                                           (19,233)      (15,377)
                                                                                 --------      --------
                   Total shareholders' equity (deficit)                            15,460        (2,428)
                                                                                 --------      --------
Commitments and contingencies
                   Total liabilities and shareholders' equity (deficit)          $ 52,277         3,807
                                                                                 ========      ========

See accompanying notes to consolidated financial statements.

               DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                    Years ended June 30, 2000, 1999 and 1998

                      (in thousands, except per share data)

                                                                                   2000          1999          1998
                                                                                 --------      --------      --------

Net sales                                                                        $ 18,978         7,538        15,579
Cost of sales, including $414 in write-offs of
    software development costs in 1998                                             12,886         4,764        13,721
                                                                                 --------      --------      --------
                   Gross profit                                                     6,092         2,774         1,858
                                                                                 --------      --------      --------
Selling, general, and administrative expenses                                       6,723         2,161         5,799
Product development costs                                                             759         1,353         2,367
Depreciation and amortization                                                       1,481           853         1,219
                                                                                 --------      --------      --------
                   Total operating expenses                                         8,963         4,367         9,385
                                                                                 --------      --------      --------
                   Operating loss                                                  (2,871)       (1,593)       (7,527)
Interest expense, net of interest income                                             (665)         (651)         (576)
Interest expense to related parties                                                  (168)           --            --
Gain on sale of subsidiary                                                             --         1,461            --
Other income (expense), net                                                          (111)           --             8
                                                                                 --------      --------      --------
                   Total other income (expense), net                                 (944)          810          (568)
                                                                                 --------      --------      --------
                   Loss before income tax expense and extraordinary item           (3,815)         (783)       (8,095)
Income tax expense                                                                     --            --          (285)
                                                                                 --------      --------      --------
                   Loss before extraordinary item                                  (3,815)         (783)       (8,380)
Extraordinary item--gain on settlement of trade payables                               --           359            --
                                                                                 --------      --------      --------
                   Net loss                                                        (3,815)         (424)       (8,380)
Series B, preferred stock dividends                                                   (41)           --            --
                                                                                 --------      --------      --------
                   Net loss attributable to common shareholders                  $ (3,856)         (424)       (8,380)
                                                                                 ========      ========      ========
Net loss per share - basic and diluted:
    Before extraordinary item                                                    $  (0.68)        (0.18)        (2.01)
    Extraordinary item--gain on settlement of trade payables                           --          0.08            --
                                                                                 --------      --------      --------
                   Loss per share - basic and diluted                            $  (0.68)        (0.10)        (2.01)
                                                                                 ========      ========      ========
Weighted-average common shares outstanding                                          5,670         4,318         4,160
                                                                                 ========      ========      ========

See accompanying notes to consolidated financial statements.

               DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
            Consolidated Statements of Shareholders' Equity (Deficit)


                    Years ended June 30, 2000, 1999, and 1998
                                 (in thousands)


                                                       PREFERRED STOCK,    PREFERRED STOCK,
                                                           Series A           Series B          Common stock
                                                      ------------------  -----------------   ------------------
                                                       Number              Number              Number                 Common
                                                      of shares           of shares           of shares                stock
                                                       issued     Amount   issued   Amount     issued     Amount     subscribed
                                                      ---------  -------  --------- -------   ---------   -------    ----------
Balance at June 30, 1997                                   --    $    --      --    $    --      4,121    $    41         --
Exercise of stock options                                  --         --      --         --         70          1         --
Stock compensation expense                                 --         --      --         --         --         --         --
Issuance of warrants in connection
    with financing                                         --         --      --         --         --         --         --
Net loss                                                   --         --      --         --         --         --         --
                                                      -------    -------    ----    -------    -------    -------       ----
Balance at June 30, 1998                                   --         --      --         --      4,191         42         --
Exchange of convertible debentures
    for Series A preferred stock                        1,314      1,314      --         --         --         --         --
Exercise of stock options                                  --         --      --         --         59          1         --
Issuance of stock in lieu of compensation                  --         --      --         --        396          4         --
Stock compensation expense                                 --         --      --         --         --         --         --
Issuance of warrants in connection
    with financing                                         --         --      --         --         --         --         --
Net loss                                                   --         --      --         --         --         --         --
                                                      -------    -------    ----    -------    -------    -------       ----
Balance at June 30, 1999                                1,314      1,314      --         --      4,646         47         --
Conversion of convertible debentures
    to common stock                                        --         --      --         --      2,779         28         --
Deferred financing costs on conversion
    of debentures                                          --         --      --         --         --         --         --
Issuance of stock in lieu of interest
    on convertible debentures                              --         --      --         --         48         --         --
Issuance of stock in cancellation of options
    in connection with severance agreement                 --         --      --         --        167          2         --
Exercise of stock options                                  --         --      --         --        224          2         --
Issuance of stock in connection
    with acquisition                                       --         --      --         --        339          3         --
Issuance of stock to retire
    acquisition payable                                    --         --      --         --      2,007         20         --
Issuance of stock in lieu of compensation                  --         --      --         --         30         --         --
Issuance of warrants in connection
    with financing                                         --         --      --         --         --         --         --
Issuance of Series B preferred stock                       --         --     455      3,000         --         --         --
Dividend on Series B preferred stock to
    be paid in common stock                                --         --      --         --         --         --         41
Net loss                                                   --         --      --         --         --         --         --
                                                      -------    -------    ----    -------    -------    -------       ----
Balance at June 30, 2000                                1,314    $ 1,314     455    $ 3,000     10,240    $   102         41
                                                      =======    =======    ====    =======    =======    =======       ====




                                                                                         Notes                          Total
                                                        Additional         Unearned    receivable                    shareholders'
                                                         paid-in           stock      from stock     Accumulated        equity
                                                         capital        compensation     sales         deficit        (deficit)
                                                        ----------      ------------  -----------    -----------     -------------
Balance at June 30, 1997                                    11,232         (124)         (33)          (6,573)           4,543
Exercise of stock options                                       64           --          (30)              --               35
Stock compensation expense                                      --           68           --               --               68
Issuance of warrants in connection
    with financing                                             166           --           --               --              166
Net loss                                                        --           --           --           (8,380)          (8,380)
                                                          --------         ----         ----         --------         --------
Balance at June 30, 1998                                    11,462          (56)         (63)         (14,953)          (3,568)
Exchange of convertible debentures
    for Series A preferred stock                                --           --           --               --            1,314
Exercise of stock options                                        1           --           --               --                2
Issuance of stock in lieu of compensation                       --           --           --               --                4
Stock compensation expense                                      --           56           --               --               56
Issuance of warrants in connection
    with financing                                             188           --           --               --              188
Net loss                                                        --           --           --             (424)            (424)
                                                          --------         ----         ----         --------         --------
Balance at June 30, 1999                                    11,651           --          (63)         (15,377)          (2,428)
Conversion of convertible debentures
    to common stock                                          2,751           --           --               --            2,779
Deferred financing costs on conversion
    of debentures                                              (79)          --           --               --              (79)
Issuance of stock in lieu of interest
    on convertible debentures                                  251           --           --               --              251
Issuance of stock in cancellation of options
    in connection with severance agreement                     833           --           --               --              835
Exercise of stock options                                      141           --           --               --              143
Issuance of stock in connection
    with acquisition                                         2,497           --           --               --            2,500
Issuance of stock to retire
    acquisition payable                                     11,825           --           --               --           11,845
Issuance of stock in lieu of compensation                      143                                                         143
Issuance of warrants in connection
    with financing                                             286           --           --               --              286
Issuance of Series B preferred stock                            --           --           --               --            3,000
Dividend on Series B preferred stock to
    be paid in common stock                                     --           --           --              (41)              --
Net loss                                                        --           --           --           (3,815)          (3,815)
                                                          --------         ----         ----         --------         --------
Balance at June 30, 2000                                    30,299           --          (63)         (19,233)          15,460
                                                          ========         ====         ====         ========         ========

See accompanying notes to consolidated financial statements.

               DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended June 30, 2000, 1999 and 1998
                                 (in thousands)


                                                                                           2000          1999         1998
                                                                                         ---------     --------     --------
Cash flows from operating activities:
     Net loss                                                                            $  (3,815)        (424)      (8,380)
     Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                                        1,481          853        1,219
        Gain on sale of subsidiary                                                              --       (1,461)          --
        Provision for losses on accounts receivable                                            488          528          524
        Provision for inventory obsolescence                                                   645           50          961
        Provision for warranty reserve                                                         835           81          655
        Extraordinary gain on settlement of trade payables                                      --         (359)          --
        Write-off of software development costs                                                 --           --          414
        Stock compensation expense                                                              --           56           68
        Deferred income tax expense                                                             --           --          285
        (Increase) decrease in:
           Trade accounts receivable                                                        (3,728)         371        1,416
           Inventories                                                                       1,589        1,342         (990)
           Prepaid expenses and other assets                                                  (496)         (62)          60
        Increase (decrease) in:
           Accounts payable and accrued liabilities                                          1,089         (492)       1,565
           Accrued payroll and benefits                                                         46          (81)        (343)
           Warranty accrual                                                                     80          (97)        (240)
                                                                                         ---------     --------     --------
                    Net cash (used in) provided by operating activities                     (1,786)         305       (2,786)
                                                                                         ---------     --------     --------
Cash flows from investing activities:
     Proceeds from sales of property and equipment                                              56           --           --
     Payments for business acquired, net of cash acquired                                   (2,426)          --           --
     Purchases of property and equipment                                                      (413)         (85)        (658)
     Additions to software development costs                                                  (174)        (136)        (583)
                                                                                         ---------     --------     --------
                    Net cash used in investing activities                                   (2,957)        (221)      (1,241)
                                                                                         ---------     --------     --------
Cash flows from financing activities:
     Proceeds from issuance of notes payable to related party                                3,000           --           --
     Repayments of long-term debt                                                             (424)          --           --
     Repayment of acquisition payable                                                         (500)          --           --
     Net borrowings (payments) under notes payable to banks                                   (547)          36         (629)
     Proceeds from sale of convertible debentures to a related party                         1,500           --        4,000
     Proceeds from exercise of stock options                                                   143            2           35
     Proceeds from issuances of common stock                                                    --            4           --
     Proceeds from issuance of Series B preferred stock to a related party                   3,000           --           --
                                                                                         ---------     --------     --------
                    Net cash provided by financing activities                                6,172           42        3,406
                                                                                         ---------     --------     --------
                    Net increase (decrease) in cash and cash equivalents                     1,429          126         (621)
Cash and cash equivalents at beginning of year                                                 217           91          712
                                                                                         ---------     --------     --------
Cash and cash equivalents at end of year                                                 $   1,646          217           91
                                                                                         =========     ========     ========
Supplemental disclosure of cash paid for interest                                        $     163          158          517
                                                                                         =========     ========     ========
Supplemental disclosures of noncash operating and financing activities:
     Issuance of note receivable in conjunction with a subsidiary liability              $      --          127           --
                                                                                         =========     ========     ========
     Conversion of convertible debentures plus accrued interest to
        Series A preferred stock                                                         $      --        1,314           --
                                                                                         =========     ========     ========
     Conversion of convertible debentures plus accrued interest to common stock          $   2,951           --           --
                                                                                         =========     ========     ========
     Issuance of warrants in connection with financing                                   $     286          188          166
                                                                                         =========     ========     ========
     Acquisition of business in exchange for acquisition payable                         $  20,000           --           --
                                                                                         =========     ========     ========
     Issuance of common stock in connection with acquisition                             $   2,500           --           --
                                                                                         =========     ========     ========
     Issuance of common stock to retire acquisition payable                              $  11,845           --           --
                                                                                         =========     ========     ========
     Issuance of common stock in lieu of compensation                                    $     143            4           --
                                                                                         =========     ========     ========
Sale of subsidiary:
     Assets disposed of                                                                  $      --          981           --
     Liabilities disposed of                                                                    --       (2,442)          --
                                                                                         ---------     --------     --------
                                                                                         $      --       (1,461)          --
                                                                                         =========     ========     ========


See accompanying notes to consolidated financial statements

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999


(1)      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

                  Digital Transmission Systems, Inc. and subsidiaries (the "Company" or "DTS") designs, manufactures, repairs, refurbishes, and markets a broad range of products for the telecommunications ("telecom") industry. The Company's primary customers are long-distance carriers, domestic wireless service providers, including those offering cellular telephone services and Personal Communication Services ("PCS"), and domestic and international resellers/integrators who sell to and service end users with telecom equipment.

                  The Company's products of original design, consisting of proprietary software and hardware modules, facilitate the control, monitoring, and efficient transmission of high-speed digital information through public or private telecommunications networks. The Company's network access products enable telecommunications service providers to give their customers economical, high quality access to public and private networks and various telecommunications services. These services include voice and high speed data transmission, access to the Internet and video and desktop conferencing. Through its recently acquired wholly-owned subsidiary, Telcor Communications, Inc. ("Telcor"), the Company also acquires and markets de-installed and refurbished telecom equipment originally designed and manufactured by leading telecom equipment suppliers such as Nokia, Lucent, and Ericsson.

                  The accompanying consolidated financial statements include the accounts of Digital Transmission Systems, Inc., Telcor, and several inactive Telcor wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

                  The markets for the Company's telecom products are characterized by significant risk as a result of rapid changes in technology, competitors with significant financial resources, frequent new product and service introductions, and mergers and acquisition activity in the telecom industry. Furthermore, the Company's business is also subject to additional significant risks such as availability of capital, history of operating losses, concentrations with major customers, inability to integrate acquired companies, dependency on major suppliers, protection of intellectual property rights, dependence on key personnel, and new laws or regulations affecting the telecom industry. As a result, negative developments in the Company's markets or in managing these additional risks could have an adverse effect on the Company's financial position, results of operations and liquidity.

         (B)      GOING CONCERN MATTERS

                  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended June 30, 2000 and 1999, the Company incurred losses of $3,856,000 and $424,000, respectively, and has an accumulated deficit of $19,233,000 as of June 30, 2000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999


                  Although the Company has a significant accumulated deficit as of June 30, 2000, the Company has made substantial progress over the past fiscal year with respect to its overall financial position. As of June 30, 2000 total net equity of the Company increased to $15,460,000 as compared to a net deficit of ($2,428,000) as of the year ended June 30, 1999. Additionally, as discussed in Note 3(a), the Company received monetary support from a significant investor during fiscal year 2000. Such support enabled the Company to more effectively manage its cash commitments and indebtedness. Additional equity may be required during fiscal year 2001 and the Company is actively pursuing various financing alternatives. Given the significant improvement in the Company's overall financial position during fiscal 2000, the Company believes that the probability of obtaining additional equity during fiscal 2001, although dependent on a number of uncontrollable external factors, has increased as compared to previous periods.

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

         (C)      CASH AND CASH EQUIVALENTS

                  Cash and cash equivalents include cash on deposit in demand or money market accounts with commercial banks. All cash and cash equivalents are carried at cost which approximates market. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         (D)      INVENTORIES

                  Inventories are stated at the lower of cost or market. Cost is determined using average cost which approximates the first-in, first-out (FIFO) method. The Company purchases de-installed telecom equipment individually and in bulk lots. Cost is allocated to individual items in bulk purchases based on management's assessment of each item's value in relation to the total cost of the purchase. The Company has established a valuation allowance for inventories based on a review of the composition, quantity, and expected future usage or sales of inventories including expected sales prices.

         (E)      PROPERTY AND EQUIPMENT

                  Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization on property and equipment are provided using the straight-line method over the estimated useful lives of the assets as follows:

                  Computer equipment                                  3 years
                  Test equipment                                    1-3 years
                  Software                                            3 years
                  Furniture and fixtures                           6-10 years
                  Leasehold improvements                            3-5 years
                  Vehicles                                          4-6 years

                  Leasehold improvements are amortized using the straight-line method over the estimated useful life of the improvements or the lease term, whichever is shorter. Amortization of assets held under capital lease arrangements is included in depreciation and amortization.

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999


         (F)      INTANGIBLE ASSETS

                  Intangible assets consist of capitalized software development costs and other intangible assets acquired in connection with the Company's acquisition of Telcor.

                  The Company capitalizes software development costs from the time technological feasibility of the product is established until the product is available for sale to customers. Substantially all of the Company's software development costs have been paid to third party contractors. Software development costs are amortized using the greater of (1) the straight-line method over the estimated useful life of the product (not to exceed three years) or (2) the ratio of current revenues to total current and anticipated revenues for each product. The carrying value of software development costs is reviewed for impairment by the Company by comparing the carrying values to the future undiscounted net operating cash flows expected to be derived from the underlying products. If such a review indicates impairment, the Company uses fair value in determining the amount that should be written-off.

                  The remaining intangible assets consist of values assigned to customer lists, work force in place, non-compete arrangements, and trade names in connection with the Telcor acquisition. These intangible assets are being amortized using the straight-line method over their estimated useful lives which range from 2 to 10 years. The carrying values of other intangible assets are reviewed for impairment by the Company by comparing their carrying values to the future undiscounted net operating cash flows expected to be derived from the business acquired. If such a review indicates impairment, the Company uses fair value in determining the amount that should be written-off.

         (G)      PRODUCT DEVELOPMENT

                  Product development costs consist principally of compensation and benefits paid to the Company's employees and are expensed as incurred.

         (H) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

                  The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         (I)      FINANCIAL INSTRUMENTS

                  Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, and accounts receivable. The Company's cash equivalents are held on deposit in demand or money market accounts with commercial banks.

                  Accounts receivable arise from sales of products to long-distance carriers, wireless service providers, and resellers/integrators in the telecommunications industry, domestically and internationally. Generally, the Company requires no collateral on trade receivables, but believes that credit risks are substantially mitigated by its credit evaluation process. The Company maintains an allowance for returns and doubtful accounts, but historically has not experienced significant losses related to doubtful accounts. The amount of losses on doubtful accounts could differ materially from the allowance recorded in these consolidated financial statements.

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999


         (J)      REVENUE RECOGNITION

                  Revenue from the sale of products is recognized at the time of shipment. The Company estimates and records provisions for sales returns and warranty obligations in the period the sale is reported, based on historical experience and other relevant factors.

                  Certain of the Company's contractual arrangements allow for limited rights of return. Management of the Company has provided an allowance for expected sales returns related to these customers based on historical return rates and expected future returns on sales to these customers. The amount of sales returns could differ materially from the allowance recorded in these consolidated financial statements.

         (K)      WARRANTY ACCRUAL

                  The Company warrants its products against defects in design, materials, and workmanship for periods ranging from two to five years. A provision for estimated future costs relating to warranty obligations is recorded when the products are shipped based on historical experience.

         (L)      INCOME TAXES

                  Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date.

         (M)      STOCK OPTION PLANS

                  The Company accounts for its stock option plans in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which encourages entities to recognize as compensation expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma disclosures for employee stock-based awards as if the fair-value based method of SFAS No. 123 had been applied. As such, compensation expense would be recorded only if the current market price of the underlying stock as of the date of grant exceeded the exercise price. The Company has elected to continue applying the provisions of APB Opinion No. 25 and include the pro forma disclosures required under SFAS No. 123.

         (N)      EARNINGS (LOSS) PER SHARE

                  Basic earnings (loss) per share ("EPS") is calculated as income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during each period. Diluted EPS

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999


                  is calculated as income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during each period plus the effect of any potential dilutive common shares, such as those attributable to convertible debt, convertible preferred stock, warrants, or stock options.

                  A total of 1,830,000 of additional common shares related to the potential conversion of warrants, options and shares attributable to convertible Series B preferred stock were excluded from the computation of diluted net loss per share in the year ended June 30, 2000, because the exercise price of these securities was greater than the average market price of the Company's common stock. In addition, the Company excluded all remaining convertible preferred stock, warrants, outstanding stock options and convertible debentures from the calculations of diluted net loss per share as all such securities are anti-dilutive for all periods presented. The total potential number of dilutive equivalent common shares excluded was 3,140,000, 256,000 and 3,621,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

         (O)      COMPREHENSIVE INCOME (LOSS)

                  No statements of comprehensive income (loss) have been included in the accompanying consolidated financial statements since comprehensive loss and net loss presented in the accompanying consolidated statements of operations would be the same.

         (P)      FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts receivable from related parties, notes payable to banks, accounts payable, accrued liabilities, acquisition payable, and accrued payroll and benefits approximate fair value because of the short maturity of these instruments.

                  The carrying amount of the $3 million in notes payable to related parties approximates fair value because of the short maturity of these notes.

                  The fair value of notes payable to related parties and long term debt is estimated by discounting the future cash flows of cash instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers. The fair value of these notes payable approximate carrying value.

         (Q)      RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

                  In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which deferred implementation of SFAS 133 until fiscal quarters of fiscal years beginning after June 15, 2000.

                  SFAS 133 requires all derivatives to be carried on the balance sheet at fair value. Changes in the fair value of derivatives must be recognized in the Company's Consolidated Statement of Operations when they occur; however there is an exception for derivatives that qualify as hedges as defined by SFAS 133. If a derivative qualifies as a hedge, a company can elect to use "hedge accounting" to eliminate or reduce the income statement volatility that would arise from reporting changes in a derivative's fair value.

                  In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." SFAS No. 138 adds to the guidance related to accounting for derivative instruments and hedging activities. This statement should be adopted concurrently with SFAS 133. The adoption of both SFAS 133 and 138 is not expected to materially impact the Company's financial results.

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999


                  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes existing guidance on revenue recognition. The implementation date of SAB 101 is no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company anticipates that implementation of SAB 101 will not have a material impact on the Company's financial statements.

                  In March 2000, the FASB issued FASB Interpretation No. 44 (FIN
                  44), "Accounting for Certain Transactions involving Stock Compensation -- an Interpretation of Accounting Principles Board Opinion No. 25." FIN 44 provides guidance for certain issues that arose in applying APB 25. The provisions are effective July 1, 2000, and, generally, shall be applied prospectively. Adoption of FIN 44 is not expected to materially affect the Company's financial results.

         (R)      RECLASSIFICATIONS

                  Reclassifications were made to certain amounts in the 1999 and 1998 financial statements to conform with the presentation in the 2000 consolidated financial statements.

(2)      ACQUISITION OF TELCOR COMMUNICATIONS, INC.

                  On March 31, 2000, a wholly-owned subsidiary of the Company consummated a merger with Telcor Communications, Inc. and subsidiaries ("Telcor"), a leading reseller of new and refurbished wireless and wireline telecom equipment based in Duluth, Georgia. The merger consideration payable to the shareholders of Telcor was $25 million in a combination of the Company's common stock, cash, and an acquisition payable. The amount of $5 million of consideration was paid at closing consisting of $2.5 million in cash and $2.5 million in common stock (338,983 shares with a value of $7.375 per share representing the closing price of DTS common stock a few days before and after the announcement date). The remaining consideration of $20 million is due and payable in cash or the Company's common stock (at fair value at the date of issuance), at the Company's option, on or before October 30, 2000. The acquisition payable is unsecured and non-interest bearing. Subsequent to the closing of the acquisition, the former Telcor shareholders became DTS shareholders and loaned the Company $3 million.

                  In accordance with the merger agreement, if all performance objectives had been met by Telcor by May 31, 2000, an additional $6 million in consideration would have been paid to the former Telcor shareholders in connection with the acquisition. Based on Telcor's operations through May 31, 2000, none of the performance objectives were met; therefore, the Company did not incur any contingent consideration.

                  The Company began consolidating Telcor's operating results beginning April 1, 2000.

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999


         The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their fair values on March 31, 2000. A summary of the acquisition is as follows (in thousands):


         Purchase price                                                            $   25,000
         Legal, accounting, and other acquisition
              costs                                                                       560
                                                                                   ----------

                           Total purchase price                                        25,560
                                                                                   ----------

         Fair value of assets acquired                                                 28,023
         Fair value of liabilities assumed                                            (18,710)
                                                                                   ----------

                           Fair value of tangible net assets acquired                   9,313
                                                                                   ----------

                           Excess of total purchase price
                              over tangible net assets acquired                    $   16,247
                                                                                   ==========


         The excess of purchase price over the tangible net assets acquired of $16,247 has been allocated to certain identifiable intangible assets as follows (in thousands):

                                                                  ESTIMATED USEFUL
                                                                       LIFE
                                                                  ----------------
                  Workforce in place                  $  1,288          5 years
                  Trade name                             5,194          5 years
                  Customer list                          6,990         10 years
                  Non-compete covenants                  2,775          2 years
                                                   -----------

                                                   $    16,247
                                                   ===========


         The following unaudited pro forma financial information of DTS and Telcor reflect the pro forma results as if the acquisition had occurred at the beginning of each period presented.


                                                                   YEAR ENDED JUNE 30,
                                                                --------------------------
                                                                   2000             1999
                                                                ----------       ---------
                  Revenues                                      $   65,295          62,856
                  Loss before extraordinary items                   (3,336)         (2,704)
                  Net loss                                          (3,336)         (2,345)
                  Net loss per share:
                           Basic                                     (0.59)          (0.50)
                           Diluted                                   (0.59)          (0.50)



         The unaudited pro forma financial information does not purport to represent what the Company's results of operations actually would have been had the acquisition occurred on the dates specified, or to project the Company's results of operation for any future period or date.

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999



(3)      RELATED PARTY TRANSACTIONS

         (A)      WI-LAN, INC.

                  On December 29, 1999, the Company entered into an agreement with Wi-LAN Inc. ("Wi-LAN"), a leading provider of wireless data communications technology and products, to sell Wi-LAN $1.5 million in convertible debentures (the "1999 debentures"). The debentures, convertible into the Company's common stock at any time by the holder, have a four-year term with a 10% interest rate with principal and interest due at maturity. The Company has no buy-back provision, and the conversion rate is one share per $1 in debentures, which approximated the fair value of the Company's common stock on the date the Company entered into the agreement. On January 7, 2000, a closing on the Wi-LAN debentures was held whereby the Company received the proceeds from the first tranche of the debentures of $400,000. The remaining $1,100,000 in proceeds from the issuance of debentures was received prior to March 31, 2000. In connection with various transactions subsequent to the sale of the $1.5 million in debentures and through June 30, 2000, Wi-LAN has converted $1,278,900 of the 1999 debentures into 1,278,900 shares of the Company's common stock. The outstanding amount of these 1999 debentures as of June 30, 2000 is $221,100. In connection with the agreement, Wi-LAN also received an option to purchase additional debentures of $1.5 million with similar terms but at a conversion rate to be determined by the market price of the Company's common stock at the time the option is exercised. The expiration on the option to purchase additional debentures of $1.5 million is January 7, 2002.

                  Apart from the transactions described above, in January 2000, Wi-LAN purchased 1,738,159 shares of the Company's common stock from MicroTel, another DTS shareholder, and the outstanding $2 million in debentures (the "1997 debentures") with outstanding warrants from Finova Mezzanine Capital, a DTS lender. By converting $1,310,000 of the 1997 debentures, Wi-LAN received 1,310,000 shares of the Company's common stock and gained over 50% of the outstanding common stock of the Company. Through the transaction with Finova, Wi-LAN also received outstanding warrants for 702,615 shares of common stock at an exercise price of $1 per share which expire in March 2004. All 702,615 warrants remain outstanding and exercisable as of June 30, 2000.

                  Additionally, Wi-LAN converted another $190,000 of the 1997 debentures into 190,000 shares of the Company's common stock through June 30, 2000. The outstanding amount of the 1997 debentures as of June 30, 2000 is $500,000.

                  On March 31, 2000, Wi-LAN purchased 454,737 shares of the Company's Series B preferred stock for $3 million in cash. The Company's Series B Preferred Stock is convertible into common shares at $7.125 per share, the market closing price of the Company's common stock on March 30, 2000.

                  In June 2000, Digital Transmission Systems, Inc. announced that Wi-LAN Inc. entered into a purchase and assignment agreement with the two former shareholders of Telcor to acquire the right to receive approximately 31% of the merger consideration still due to the former Telcor shareholders. According to the agreement, Wi-LAN acquired $6,100,000 of the original $20 million acquisition payable for $500,000 in cash and $5,600,000 by issuing the former Telcor shareholders a right to receive $5,600,000 of Wi-LAN common shares based on the market value of Wi-LAN shares on July 17, 2000, subject to a specified maximum number of shares. Wi-LAN may redeem all or part of the right for cash. In addition, Wi-LAN has granted the former Telcor shareholders an option exercisable by August 31, 2000, to sell between $2,000,000 and $4,000,000 of additional merger consideration to Wi-LAN for the issuance of a right to receive Wi-LAN shares of equivalent value, based on the market value of Wi-LAN shares at October 30, 2000, subject to a specified maximum number of shares.

                  In addition, Wi-LAN has granted the former Telcor shareholders an option exercisable by August 31, 2000, to sell between $2,000,000 and $4,000,000 of additional merger consideration to Wi-LAN for the issuance of a right to receive Wi-LAN shares of equivalent value, based on the market value of Wi-LAN shares at October 30, 2000, subject to a specified maximum number of shares. On August 31, 2000, the former shareholders of Telcor exercised the aforementioned option and sold $4,000,000 of merger consideration to Wi-LAN in exchange for Wi-LAN shares as discussed above.

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999


                  Wi-LAN also has a services agreement with the Company's Chief Executive Officer ("CEO") which provides for the CEO to provide services to Wi-LAN. Wi-LAN has accrued or paid the Company's CEO $65,439 during the period ended June 30, 2000, which has not been reflected in the Company's consolidated financial statements. The Company is also reimbursed by Wi-LAN for payments made by the Company to certain Wi-LAN United States-based sales personnel who provide services to Wi-LAN. The Company has recorded a receivable from Wi-LAN for these amounts of $161,000 at June 30, 2000 in the accompanying 2000 consolidated balance sheet. Additionally, the Company has accrued or paid $251,000 in interest expense to Wi-LAN related to convertible debentures held by Wi-LAN during the period ended June 30, 2000.

         (B)      EMPLOYEES AND BOARD OF DIRECTORS

                  On January 25, 2000, the Board of Directors of the Company approved a plan whereby certain compensation obligations of the Company to employees and Board members could be satisfied through the issuance of restricted common stock at the option of the holder. Approximately 30,000 shares of the Company's common stock were issued to satisfy such obligations. The shares were issued at $3.56 per share (a 25% discount from the market closing price on January 25, 2000) and are restricted as to trade, pledge, or sale until January 25, 2001. The Company has recorded $143,000 in compensation expense to reflect the satisfaction of these obligations which represented the fair market value of the shares issued.

(4)      INVENTORIES

       Inventories consist of the following at June 30, 2000 and 1999 (in thousands):

                                                                   2000              1999
                                                                -----------       -----------
                  Raw materials                                 $     1,498             1,164
                  Work in process                                       182               227
                  Finished goods                                     17,709               444
                                                                -----------       -----------
                                                                     19,389             1,835

                  Less valuation allowances                          (6,272)             (932)
                                                                -----------       -----------

                                                                $    13,117               903
                                                                ===========       ===========

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999


(5)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at June 30, 2000 and 1999 (in thousands):

                                                                  2000           1999
                                                                --------       --------
                  Computer equipment                            $  1,772            617
                  Test equipment                                   1,618          1,584
                  Software                                         2,010            349
                  Furniture and fixtures                           1,150            140
                  Leasehold improvements                           1,157            217
                  Vehicles                                            14             --
                                                                --------       --------
                                                                   7,721          2,907
                  Less accumulated depreciation and
                      amortization                                (2,823)        (2,497)
                                                                --------       --------
                                                                $  4,898            410
                                                                ========       ========

         Depreciation and amortization relating to property and equipment for the years ended June 30, 2000, 1999, and 1998 was approximately $354,000, $497,000, and $958,000, respectively.


(6)      INTANGIBLE ASSETS

         Intangible assets consist of the following as of June 30, 2000 and 1999 (in thousands):

                                                                   2000           1999
                                                                ----------       ------
                  Customer list                                 $    6,990           --
                  Work force in place                                1,288           --
                  Noncompete covenants                               2,775           --
                  Trade name                                         5,194           --
                  Software development costs                           913          739
                                                                ----------       ------
                                                                    17,160          739
                  Less accumulated amortization                     (1,443)        (316)
                                                                ----------       ------
                                                                $   15,717          423
                                                                ==========       ======


         The Company capitalized software development costs of $174,000, $136,000, and $583,000 during the years ended June 30, 2000, 1999, and
         1998, respectively. Amortization expense relating to intangible assets for the years ended June 30, 2000, 1999 and 1998 was approximately $1,127,000, $356,000, and $261,000, respectively.

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999


(7)      NOTES PAYABLE TO BANKS

         (A)      DTS CREDIT FACILITY

                  The Company maintains a revolving credit facility with a commercial bank whereby it may borrow the lesser of $2,500,000 or 80% of eligible receivables, as defined.

                  Amounts outstanding under the facility were $1,172,000 and $1,365,000 at June 30, 2000 and 1999, respectively. The amount available for additional borrowings under this facility was $843,000 as of June 30, 2000. Advances accrue interest at the prime rate plus 2.25% (11.75% and 10.75% at June 30, 2000 and 1999, respectively) are payable monthly, and are secured by accounts receivable, inventory, and certain other assets, as defined. The credit facility expires on April 10, 2001. A commitment fee of .125% of the unused portion of the line and a $1,000 collateral fee are payable monthly.

                  In connection with a March 1998 amendment to the credit facility, the Company issued warrants to the lender enabling the lender to purchase 60,000 shares of the Company's common stock at $5.50 per share. The warrants are exercisable at any time and expire in March 2003. The Company recorded the fair value of the warrants of $166,000, which was estimated using the Black-Scholes option pricing model, as financing costs and additional paid-in capital. All 60,000 warrants remain outstanding and exercisable as of June 30, 2000.

                  In consideration of an amendment to the credit facility executed in December 1998, the Company issued warrants to the lender to purchase 250,000 shares of the Company's common stock at $0.119 per share which expire in December 2003. The fair market value of the warrants was insignificant.

                  Covenants under the facility include minimum quarterly revenue and monthly income requirements and restrict the Company from paying dividends. The Company was in compliance with all covenants as of June 30, 2000.

         (B)      TELCOR CREDIT FACILITY

                  The Company's wholly-owned subsidiary, Telcor, maintains a revolving credit facility with a commercial bank whereby it may borrow the lesser of 85% of eligible accounts receivable and 50% of eligible inventory (limited to $7 million in borrowings), as defined, or $17 million. Advances under the facility bear interest at LIBOR plus 2.5% or prime, whichever Telcor selects at the date of the advance, payable monthly.

                  At June 30, 2000, amounts outstanding under the facility were $6,512,000 and the interest rate was 10%. The amount available for borrowing under this facility was $3,501,000 as of June 30, 2000. The facility is secured by Telcor's trade accounts receivable, inventories, and all other assets and expires on May 11, 2002.

                  Under the terms of the facility, Telcor is required to comply with certain covenants which include, but are not limited to, dividend restrictions, maintaining minimum requirements for debt to equity, net worth, cash flows, and capital expenditures. At June 30, 2000, Telcor had received a waiver for those covenants for which it was not in compliance.

                  In connection with approvals needed for the merger with Telcor, the Company issued warrants to the lender to purchase 60,000 shares of the Company's common stock at $7.375 per share. The warrants are exercisable at any time and expire in May 2003. The Company recorded the fair value of the warrants of $286,000, which was estimated using the Black Scholes option pricing model, as financing costs and additional paid-in capital. All 60,000 warrants remain outstanding and exercisable as of June 30, 2000.

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999


(8)      NOTES PAYABLE TO RELATED PARTIES AND LONG-TERM DEBT

         Notes payable to related parties and long-term debt consists of the following at June 30, 2000 and 1999 (in thousands):

                                                                                                      2000          1999
                                                                                                    --------       --------
         Note payable to related party (former Telcor shareholder and DTS shareholder), accrues interest at 6%, unsecured, principal and
           interest payable at maturity on April 1, 2001                                            $  2,500             --

         Note payable to related party (former Telcor shareholder and DTS shareholder), accrues interest at 6%, unsecured, principal and
           interest payable at maturity on April 1, 2001                                                 500             --

         Convertible debentures, 1997 debentures, subordinated to notes payable to banks, payable to a related party, principal
           payable at maturity in February 2004. Interest payable
           quarterly at 10%, due beginning February 2002
           through February 2004                                                                         500          2,000

         Convertible debenture, 1999 debentures, subordinated to notes payable to banks, payable to a related party, principal payable at maturity with
           interest payable quarterly at 10% due on February 5, 2004                                     221             --

         Various notes payable; principal and interest due
           monthly at rates ranging from 6.5% to 10%;
           due through 2002                                                                              150            561
                                                                                                    --------       --------

                           Total notes payable to related                                              3,871          2,561
                              parties and long-term debt

         Less current maturities of notes payable to related
         parties and long-term debt                                                                   (3,146)          (561)
                                                                                                    --------       --------
                           Notes payable to related parties
                              and long term debt, excluding
                              current maturities                                                    $    725          2,000
                                                                                                    ========       ========

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999

       As of June 30, 2000, the future maturities of long-term debt are as follows (in thousands):

                            YEAR ENDING JUNE 30,
                            --------------------
                                    2001              $   3,146
                                    2002                      4
                                    2003                     --
                                    2004                    721
                                                      ---------

                                                      $   3,871
                                                      =========

       On September 25, 1997, the Company issued $4 million of 11.5% subordinated convertible debentures due September 25, 2002 (the "1997 debentures"). The Debenture Purchase Agreement (the "Debenture Agreement") contained numerous rights, privileges and conditions in favor of the lenders. The 1997 debentures are convertible at any time by the lenders into common stock of the Company at a conversion price of $10.25 per share, subject to adjustment in certain events. The 1997 debentures are redeemable by the Company after September 1999 provided that (a) the Company pays the lender additional interest such that the lender would receive an effective compounded 20% interest rate from inception of the debenture or (b) the 20-day average bid price for the Company's stock exceeds $15.00 per share.

       On February 5, 1999, the 1997 debentures were restructured as part of the sale of the Company's subsidiary, SouthTech, Inc. As part of the restructuring, $1,000,000 in principal of the debentures were assumed by the acquiring company. In addition, $1,000,000 in principal was converted along with accrued but unpaid interest of $314,333 into 1,314,333 shares of Series A preferred stock which bear no dividends and are convertible into common stock at a ratio of one for one at any time. The remaining $2,000,000 in 1997 debentures were restructured in February 1999 to convert into one share of common stock per $1 in debentures and bear interest at 10% per annum. Interest was payable after February 5, 2000,
       (i) on each June 1, September 1, and February 1 until and including February 1, 2002 (ii) on the first day of each month commencing March 1, 2002 and (iii) on the final maturity date of February 5, 2004. Monthly interest payments shall be accompanied by payments of principal on the first day of each month (i) beginning on February 1, 2002, in the amount of $55,555 each, and (ii) beginning on February 1, 2003 in the amount of $111,111 each, and (iii) all remaining principal shall become due on February 5, 2004.

       On January 7, 2000, Wi-LAN purchased the remaining $2,000,000 in 1997 debentures from Finova Mezzanine Capital, a DTS lender. Wi-LAN converted $1,500,000 of the 1997 debentures into 1,500,000 shares of the Company's common stock during the year ended June 30, 2000. The outstanding amount of the 1997 debentures as of June 30, 2000 is $500,000.

       On December 29, 1999, the Company entered into an agreement to sell $1.5 million in subordinated convertible debentures (the "1999 debentures") due February 5, 2004 to Wi-LAN to raise additional working capital. The new debentures have a four-year term with a 10% interest rate with principal and interest due at maturity. Wi-LAN converted $1,278,900 of the 1999 debentures into 1,278,900 shares of the Company's common stock during the year ended June 30, 2000.

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999



(9)    INCOME TAXES

       A reconciliation of the expected income tax expense (benefit) (at the Federal statutory income tax rate of 34%) to the actual income tax expense (benefit) reported in the consolidated statements of operations is as follows (in thousands):

                                                           2000         1999        1998
                                                          -------       ----       ------

           Computed "expected" income tax benefit
             at Federal statutory income tax rate
                of 34%                                    $(1,297)      (144)      (2,752)
           State income taxes, net of Federal effect         (153)       (17)        (321)
           Increase in valuation allowance
             allocated to income tax expense                1,552        180        3,435
           Other, net                                        (102)       (19)         (77)
                                                          -------       ----       ------
                    Actual income tax expense             $    --         --          285
                                                          =======       ====       ======

       The income tax effects of the temporary differences that give rise to significant portions of the Company's deferred income tax assets and liabilities at June 30, 2000 and 1999 are presented below (in thousands):

                                                               2000         1999
                                                            --------       ------
           Deferred income tax assets:
             Current:
               Allowances for returns and
                 doubtful accounts                          $    423           85
               Inventory valuation allowances                  2,542          354
               Accrued expenses not deducted for
                 income tax purposes                             928          105
                                                            --------       ------
                                                               3,893          544
                                                            ========       ======
             Noncurrent:
               Property and equipment, principally
                 due to differences in depreciation              100          165
               Net operating loss carryforwards                7,557        5,974
               Research and experimentation tax credit
                 carryforwards                                   441          441
                                                            --------       ------
                                                               8,098        6,580
                                                            --------       ------

                    Gross deferred income tax assets          11,991        7,124

           Less valuation allowance                           (5,137)      (7,124)
                                                            ========       ======

                    Deferred income tax assets, net of
                    valuation allowance                        6,854           --
                                                            --------       ------

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999



           Deferred income tax liabilities:
             Noncurrent:
               Software development costs                   32         --
               Acquired intangible assets                6,822         --
                                                        ------      -----
                    Gross deferred income tax
                       liabilities                       6,854         --
                                                        ------      -----

                    Net deferred income tax assets
                        (liabilities)                   $   --         --
                                                        ======      =====

       The amounts are included in the accompanying consolidated balance sheets at June 30, 2000 and 1999 as follows:

                                                        2000        1999
                                                       ------      ------

           Net current deferred income tax assets      $2,225          --
                                                       ======      ======

           Net noncurrent deferred income tax
             liabilities                               $2,225          --
                                                       ======      ======

                  The valuation allowance for deferred income tax assets as of June 30, 2000 and 1999 was $5,137,000 and $7,124,000,
                  respectively. The net increase (decrease) in the total valuation allowance for the years ended June 30, 2000, 1999, and 1998 was approximately ($1,987,000), $180,000, and
                  $3,435,000, respectively. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences resulting in the deferred tax assets become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred income tax assets, the Company will need to generate future taxable income of approximately $21,200,000 prior to the expiration of the net operating loss carryforwards beginning in 2007. Taxable loss for the years ended June 30, 2000, 1999 and 1998 was approximately $(5,316,000), $(1,694,000) and $(5,956,000), respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. In conjunction with the acquisition of Telcor and its attendant net deferred tax credits, the valuation allowance was reduced by $3,539,000, effectively recognizing an amount of deferred tax assets equal to the acquired deferred tax liabilities. This reduction in the valuation allowance was credited against goodwill and other intangible assets.

                  At June 30, 2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately $19,887,000 which are available to offset future federal taxable income, if any, through 2020. In addition, the Company has research and experimentation tax credit carryforwards of approximately $441,000 which are available to reduce future federal regular income taxes, if any, and have expiration dates beginning in 2005.

                  On January 7, 2000, the Company experienced an ownership change as defined in Internal Revenue Code Section 382. Net operating loss carryforwards and research and experimentation tax credit carryforwards of $15,467,000 and $441,000, respectively, are subject to an annual limitation of $640,000.

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999



(10)     SHAREHOLDERS' EQUITY (DEFICIT)

         (A)      SERIES A PREFERRED STOCK

                  On February 5, 1999, the Company completed the restructuring of the 1997 debentures. In connection with this restructuring, the Company issued 1,314,333 shares of Series A preferred stock ("Series A preferred stock") to the lender at $1.00 per share in exchange for $1 million of the 1997 debentures and accrued interest of $314,333. The holders of the Series A preferred stock are not entitled to receive dividends. The holders of the Series A preferred stock shall have the right to convert any or all of such shares into the Company's common stock as is determined by dividing $1.00 for each share of Series A preferred stock by the conversion price of $1.00 per share.

                  In the event of any voluntary or involuntary sale of all or a substantial portion of the Company's capital stock, a substantial portion of the assets, or any merger or consolidation of the Company with another entity, or any liquidation or dissolution of the Company, the holder of the Series A preferred stock shall be entitled to receive, prior to the receipt of any assets by holders of all other equity securities of the Company, a cash amount equal to $1.00 for each share of Series A preferred stock.

                  The holders of the Series A preferred stock are not entitled to any voting rights as stockholders.

                  The Company may, at the option of the Board of Directors, redeem all shares of the Series A preferred stock by paying, in cash, an amount equal to the redemption price, which will be equal to $1.00 for each share adjusted for any stock dividends, combinations, or splits with respect to such shares.

         (B)      SERIES B PREFERRED STOCK

                  In connection with the acquisition of Telcor on March 31, 2000, the Company issued 454,737 shares of Series B preferred stock ("Series B preferred stock") to Wi-LAN at $7.125 per share for net proceeds totaling $3,000,000.

                  The holders of the Series B preferred stock are entitled to a 5% dividend, payable annually in arrears in common stock at the market price of the common stock on the due date of dividend payment. The dividend payable as of June 30, 2000 of approximately $41,000 has been reflected as common stock subscribed in the accompanying consolidated balance sheet. The holders of the Series B preferred stock may convert any or all of such shares into a number of shares of common stock determined by dividing $7.125 by the conversion price of $7.125. The holders of the Series B preferred stock are not entitled to any voting rights as stockholders of the Company prior to conversion.

                  In the event of any voluntary or involuntary sale of all or a substantial portion of the Company's capital stock, a substantial portion of the Company's assets, any merger or consolidation of the Company with another entity, or any liquidation or dissolution of the Company, voluntary or involuntary, then the holders of the Series B preferred stock shall be entitled to receive, prior to the receipt of any assets by holders of all other equity securities of the Corporation (other than holders of the Company's Series A preferred stock who shall receive a preferential distribution of $1.00 per share ahead of the Series B preferred stock), a cash amount equal to $7.125 for each share of Series B preferred stock (adjusted for any stock dividends, combinations or splits with respect to such shares).

                  The Company may, at the option of the Board of Directors, redeem all shares of the Series B preferred stock by paying in cash an amount equal to 110% of the redemption price which will equal to $7.125 for each share adjusted for any stock dividends, combinations, or splits with respect to such shares. Written

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999



                  notice of this redemption must be provided at least 60 days prior to redemption, but no more than 75 days prior to the date on which the Company desires to redeem shares of Series B preferred stock.

         (C)      WARRANTS

                  In connection with the Company's March 1996 initial public offering, the Company issued warrants entitling the holders to purchase 1,220,700 shares of the Company's common stock at an exercise price of $9 per share which are exercisable at any time until their expiration on March 4, 2001. All 1,220,700 warrants remain outstanding and exercisable as of June 30, 2000.

                  In connection with a March 1998 amendment to the Company's revolving credit facility, the Company issued warrants to a commercial bank enabling the bank to purchase 60,000 shares of the Company's common stock at $5.50 per share. The warrants are exercisable at any time and expire in March 2003. The Company recorded the fair value of the warrants of $166,000, which was estimated using the Black-Scholes option pricing model, as financing costs and additional paid-in capital. All 60,000 warrants remain outstanding and exercisable as of June 30, 2000.

                  In connection with a December 1998 amendment to the Company's revolving credit facility, the Company issued warrants to a commercial bank enabling the bank to purchase 250,000 shares of the Company's common stock at an exercise price of $0.119 per share. The warrants are exercisable at any time and expire in December 2003. The fair market value of the warrants at the date of issuance was insignificant. All 250,000 warrants remain outstanding and exercisable as of June 30, 2000.

                  In connection with a February 1999 restructuring to the Company's 1997 debentures, the Company issued warrants to the holders which enables them to purchase 702,615 shares of the Company's common stock at $1.00 per share. The warrants are exercisable at any time and expire in March 2004. The Company recorded the fair value of the warrants of $188,000, which was estimated using the Black Scholes option pricing model, as financing costs and additional paid-in capital. All 702,615 warrants remain outstanding and exercisable as of June 30, 2000.

                  In connection with approvals needed for the merger with Telcor in March 2000, the Company issued warrants to a commercial bank to purchase 60,000 shares of the Company's common stock at $7.375 per share. The warrants are exercisable at any time and expire in May 2003. The Company recorded the fair value of the warrants of $286,000, which was estimated using the Black-Scholes option pricing model, as financing costs and additional paid-in capital. All 60,000 warrants remain outstanding and exercisable as of June 30, 2000.

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999



         (D)      STOCK OPTION PLANS

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

                  As of June 30, 2000, there were no options available for grant under the 1992 Plan, and there were 366,816 options available for grant under the 1996 Plan.

                  On March 4, 1996, the Company issued options to the underwriter of its initial public offering to purchase 107,000 units (consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $14.85). The options have an exercise price per unit of $12.375 and expire March 4, 2001. The fair value of the options was not significant when issued due to stated exercise prices which greatly exceeded the market value of the common stock at the grant date. As of June 30, 2000, all 107,000 units are outstanding and exercisable.

                  The Company also issues options to members of the Board of Directors as compensation for board representation and attendance. Options are issued at the fair market value at the date of grant and vest at the conclusion of each fiscal year. As of June 30, 2000, 8,000 of these options were outstanding of which 8,000 were exercisable.

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999



                  On August 10, 1998, the Board of Directors approved a reissuance of employee options whereby all optionholders under the 1992 and 1996 Plans could forfeit their outstanding options and receive instead new options at an exercise price of $0.75, the fair market value of the Company's stock on the approval date. The reissued options vest quarterly over three years, but none can be exercised prior to February 10, 1999. Options for 305,894 shares were cancelled and reissued under the terms of this arrangement.

                  The per share weighted-average fair value of all stock options granted during the years ended June 30, 2000, 1999 and 1998 was $3.25, $0.33 and $2.48, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2000 -- expected dividend yield 0%, expected volatility 100%, risk-free interest rate of 5.38%, and an expected life of five years; 1999 -- expected dividend yield 0%, expected volatility 50%, risk-free interest rate of 5.8%, and an expected life of five years; 1998 -- expected dividend yield 0%, expected volatility 50%, risk-free interest rate of 5.8%, and an expected life of four years.

                  The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in the consolidated financial statements for stock options issued with exercise prices at the grant date. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

                                                                       YEAR ENDED JUNE 30,
                                                                -------------------------------
                                                                  2000         1999      1998
                                                                --------     -------    -------

                   Net loss attributable to
                   common shareholders           As reported    $ (3,856)      (424)    (8,380)
                                                 Pro forma        (5,338)      (602)    (8,850)

                   Net loss per share            As reported    $  (0.68)     (0.10)     (2.01)
                                                 Pro forma         (0.94)     (0.14)     (2.13)

                  Pro forma net loss reflects only options granted during the years ended June 30, 1996 through 2000. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma loss amounts presented above because compensation cost is reflected over the options' vesting periods ranging from one to five years, and compensation cost for options granted prior to July 1, 1995 is not considered.

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999



                  The following summarizes stock option activity, excluding underwriter options, for the years ended June 30, 2000, 1999 and 1998:

                                                                  EXERCISE PRICE PER SHARE
                                                                 -----------------------------------------
                                                 NUMBER OF                                        WEIGHTED
                                                  SHARES                   RANGE                  AVERAGE
                                                 -----------     -----------------------         ---------

                Outstanding at June 30, 1997      722,221        $ .0085     -   12.8750
                                                                 =======================

                  Granted                         288,722         4.25     -     10.50
                  Exercised                       (70,317)         .067     -     4.73
                  Canceled or expired            (242,511)         .067     -    12.25
                                                 --------        -----------------------

                Outstanding at June 30, 1998      698,115          .0085     -   11.490
                                                 --------        =======================

                  Granted                         708,085          .375     -      .75              .5750
                  Exercised                       (59,149)         .0085     -     .213             .0305
                  Canceled or expired            (650,155)         .067     -    12.875            4.72
                                                 --------        -----------------------           -----

                Outstanding at June 30, 1999      696,896          .375     -     4.73             0.585
                                                 --------        =======================           =====

                  Granted                          90,098         3.03     -      5.56             3.97
                  Exercised                      (390,507)         .47     -       .75              .68
                  Canceled or expired             (66,972)         .375     -      .75              .61
                                                 --------        -----------------------           -----

                Outstanding at June 30, 2000      329,515        $ .47     -      5.56             1.12
                                                 ========        =======================           =====

                  The following table summarizes information about stock options outstanding and exercisable as of June 30, 2000:

                                        OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                 ---------------------------------------------------------------     -------------------------------
                                                        WEIGHTED-
                                      NUMBER             AVERAGE       WEIGHTED-        NUMBER              WEIGHTED-
                  RANGE OF        OUTSTANDING AT        REMAINING       AVERAGE      EXERCISABLE AT          AVERAGE
                  EXERCISE           JUNE 30,          CONTRACTUAL      EXERCISE        JUNE 30,             EXERCISE
                   PRICES              2000               LIFE           PRICE            2000                PRICE
                 ----------       --------------       -----------     ---------     --------------         ---------

                 $0.47-0.75          239,417              8.60            0.68           180,367               0.71
                  3.03-5.56           90,098              9.95            3.97            10,296               3.42
                 ----------          -------              ----            ----           -------               ----

                 $0.47-5.56          329,515              8.97            1.12           190,663               0.85
                 ==========          =======              ====            ====           =======               ====

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999



                  At June 30, 2000, the weighted-average remaining contractual life of outstanding options, excluding underwriter options, was 8.97 years. At June 30, 2000, 1999 and 1998, the number of options exercisable was 190,663, 310,565 and 281,267, respectively, and the weighted-average exercise price of those options was $.85, $.71 and $3.16, respectively.

                  During fiscal year 1998, the Company lowered the exercise price of 272,015 options to $4.15, from exercise prices previously ranging from $4.25 to $12.875. These revised exercise prices were used to calculate the weighted-average exercise price of outstanding options at June 30, 1998.

         (E)      NOTES RECEIVABLE FROM STOCK SALES

                  Notes receivable from stock sales resulted from the exercise of stock options for full recourse promissory notes during the year ended June 30, 1998.

         (F)      STOCK COMPENSATION EXPENSE

                  Unearned compensation expense of $269,000 was recorded as a reduction of shareholders' equity for the fiscal year ended June 30, 1996 for 62,089 options issued at an exercise price less than fair market value. Compensation expense of approximately $56,000, and $68,000 was recorded in the consolidated statements of operations during the years ended June 30, 1999 and 1998, respectively, for the options that vested during these years.

         (G)      STOCK OPTION MODIFICATION

                  In June 2000, the Company modified the terms of the outstanding stock options held by the Company's former president in connection with a severance agreement. These modifications included an acceleration of vesting of all unvested options that would have vested through June 30, 2001. Additionally, the Company remitted $110,999 to the former President to be used to exercise all vested options. As a result, the Company has reflected $835,000 in compensation expense in the accompanying 2000 consolidated statement of operations to reflect the fair value of the shares issued under this arrangement.


(11)     MAJOR CUSTOMERS, SUPPLIERS, AND INTERNATIONAL SALES

         Sales to customers who individually accounted for more than 10% of the Company's sales during the years ended June 30, 2000, 1999 and 1998, were as follows (in thousands, except percentages):

                             SALES, YEARS ENDED JUNE 30,                         ACCOUNTS RECEIVABLE AS OF
        CUSTOMER         2000          1999            1998          JUNE 30, 2000     JUNE 30, 1999    JUNE 30, 1998
        --------         ----          ----            ----          -------------     -------------    -------------

           A             31.9%         30.3%           37.0%            $1,545             $449            $449
           B             21.1%         29.6%            1.0%               782              667              --
           C               --%          3.1%           11.0%                32               67             660

         Purchases from any individual supplier or sales to international customers did not exceed 10% during any of the years included in the accompanying consolidated financial statements.

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999



(12)     COMMITMENTS AND CONTINGENCIES

         (A)      LEASES

                  The Company leases office and warehouse facilities from an irrevocable trust for the benefit of the children of the former Telcor shareholders. The lease is for a five-year period with a monthly rental of $76,000. Rental expense paid to the trust for the year ended June 30, 2000 was approximately $229,000.

                  The Company also leases a building, and certain other furniture and equipment under noncancelable operating lease agreements.

                  Rental expense under all lease agreements for the years ended June 30, 2000, 1999, and 1998 was approximately $694,000,
                  $356,000, and $406,000.

                  The Company has also entered into capital lease arrangements for equipment.

                  Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum lease payments under capital lease arrangements as of June 30, 2000 are as follows (in thousands):

                                                                          CAPITAL LEASES      OPERATING
                  YEAR ENDING JUNE 30,                                                         LEASES
                  --------------------                                    --------------      --------

                        2001                                                $     40            1,414
                        2002                                                      27            1,091
                        2003                                                      17              927
                        2004                                                       4              153
                        2005                                                       1               --
                                                                            --------           ------

                           Total future minimum lease payments                    89           $3,586
                                                                                               ======

               Less amount representing interest (at rates of
                  15.7% through 26.6%)                                           (12)
                                                                            --------
                           Present value of future minimum
                              capital lease payments                              77

               Less current maturities of obligations under capital
                 leases                                                          (33)
                                                                            --------
                               Obligations under capital leases,
                                 excluding current maturities               $     44
                                                                            ========

                  At June 30, 2000, the gross amount of property and equipment under capital leases and related accumulated amortization was $137,000 and $5,330, respectively.

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999



         (B)      401(K) PLAN

                  The Company sponsors both a Telcor Communications 401(k) Plan ("Telcor Plan") and a Digital Transmission Systems 401(k) Savings Plan ("DTS Plan") for the benefit of eligible employees and their beneficiaries. Under the Telcor Plan, which covers all employees who meet certain age and length of service requirements, the Company matches one half of employees' elective contributions up to 4% of annual compensation. The Company's expense relating to the Telcor Plan for the three-months ended June 30, 2000, was approximately $20,000.

                  Under the DTS Plan, employees may elect to contribute from 1% to 20% of their gross compensation to the plan. The DTS Plan was amended during the year ended June 30, 1997 to provide for a Company match of 25% of employee contributions up to 6% of their eligible compensation. The Company can also make an additional annual discretionary contribution that is allocated to employees based upon relative levels of compensation. The Company recorded expense of approximately $52,000, $27,000 and $32,000 for contributions to the DTS Plan for the years ended June 30, 2000, 1999 and 1998, respectively. The Company did not make any discretionary contributions to the DTS Plan during the years ended June 30, 2000, 1999 and 1998.

         (C)      LEGAL MATTERS

                  The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management based in part upon the advice of counsel, the ultimate disposition of these matters, will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

         (D)      INVENTORY PURCHASE COMMITMENT

                  During 1999, Telcor made a $2,050,000 deposit under an inventory purchase commitment to acquire $6,000,000 of inventory from a company in Hong Kong. This deposit is included in other assets on the accompanying 2000 consolidated balance sheet. Under terms of the contract, as amended, the Company is required to pay the remaining $4,000,000 commitment prior to receiving the inventory by December 2000.

         (E)      RESTRICTED NET ASSETS

                  Dividend payments by Telcor to Digital Transmission Systems, Inc. are restricted under the terms of the Telcor credit facility. As a result of this limitation, approximately $5 million of the consolidated net assets of Digital Transmission Systems, Inc. is restricted from transfer by Telcor.

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999



(13)     BUSINESS SEGMENT INFORMATION

         The Company's operations are classified into two reportable business segments for the year ended June 30, 2000: Telcor Communications, Inc. and DTS. Prior to the acquisition of Telcor on March 31, 2000, the Company operated in one reportable segment: developer of proprietary equipment for telecommunication companies. The Company's two reportable segments are currently managed separately; however, the Company is in the process of integrating these separate operations.

         A reconciliation of the Company's segment information for fiscal year 2000 to the respective information in the consolidated statements is as follows:

                                               DTS          TELCOR        TOTAL
                                            --------        ------        ------

         Sales                              $  9,935         9,043        18,978
         Operating loss                       (1,660)       (1,211)       (2,871)
         Net loss                             (2,234)       (1,581)       (3,815)
         Total assets                         22,402        29,875        52,277
         Depreciation and amortization         1,299           182         1,481
         Capital expenditures                     87           326           413


(14)     CREATION AND SALE OF SOUTHTECH, INC.

         At its April 1998 meeting the DTS Board of Directors approved the creation of a wholly owned subsidiary - SouthTech, Inc. ("SouthTech") whose business purpose is the administration and growth of the Company's international business. The subsidiary was legally created as a Georgia corporation in July 1998. The SKYPLEX and DIV product lines and associated intellectual property together with the payables and receivables pertaining to the sales realized from those product lines form the assets and liabilities transferred. Since its creation, investment capital had been sought for the subsidiary in order to fund its operating losses which have been substantial in the past. Cash resources of the Company had been used for the purposes of developing the SKYPLEX product line, a set of microwave radio products utilizing spread spectrum technology, and developing sales distribution channels in Latin America, Asia Pacific and the Mid-East global sectors.

         The Company entertained an offer from a private group of investors to buy SouthTech, Inc. in the latter part of 1998, but the offer was later withdrawn on November 10, 1998. In late November 1998, Chapala Communications, Inc. ("Chapala"), a Georgia based company, offered to purchase the stock of SouthTech. The sale involved the transfer of certain assets and liabilities of SouthTech, Inc. to Chapala. The transaction resulted in approximately $981,000 of assets and $2,442,000 of liabilities being transferred to Chapala which resulted in a net gain of $1,461,000 which has been recorded in the accompanying fiscal 1999 financial statements. In accordance with SFAS 125 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - the Company derecognized the liabilities that were transferred to SouthTech upon obtaining formal, legally binding releases of such liabilities from the respective creditors.

         As additional consideration for the sale, the Company received 19.5% of Chapala voting stock ownership in the form of 1,000,000 shares of $0.001 par value Series A voting Preferred Stock. Each share of Series A Preferred Stock shall be convertible into the number of fully paid and nonassessable shares of Common Stock obtained by dividing (a) the aggregate Series A Preferred Stock Liquidation Preference of the shares to be converted , by (b) the conversion price. The initial conversion price is $0.484 per share subject to adjustment, as defined. Any conversion of Preferred Stock into Common Stock in accordance with the above conversion formula is limited with respect to total ownership after conversion. Such a limitation is 19.5% of outstanding common stock after conversion. Conversion of the Series A Preferred Stock to common stock is at the option of the holder and is not redeemable by Chapala.

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999



         SouthTech was later merged into Chapala and the resulting entity was named LinkaNet Labs, Inc. ("LinkaNet"). The Company has valued its investment in Chapala using the equity method. The Company has assigned zero value to its interest in LinkaNet within the accompanying financial statements and has no obligations to fund LinkaNet's future operations or present liabilities. Since inception, LinkaNet has incurred significant losses from operations. In the event that the operations of LinkaNet ultimately attain profitability, the Company will appropriately adjust its interest in LinkaNet. It is not anticipated that such an adjustment will have a material impact on the Company's results of operations in future periods.

         In connection with the sale of SouthTech, the Company received a note from SouthTech, Inc. in the amount of $127,000 at June 30, 1999. The note represents a portion of the vendor liability that was not assumed by Chapala. The Company has also deferred $127,000 of the gain associated with the sale as of June 30, 1999. As a result of additional negotiations with Chapala during fiscal 2000, the Company deemed the remaining $127,000 note receivable from Chapala as uncollectible and appropriately reversed the note balance against the remaining deferred revenue balance. Accordingly, as of June 30, 2000, there are no amounts outstanding with respect to the sale of the international subsidiary.

         The SouthTech purchase and sale transaction was closed on February 5, 1999.

(15)     SUBSEQUENT EVENT

         At the Company's shareholder meeting held on October 5, 2000, the shareholders approved amendments to the Company's articles of incorporation to increase the number of authorized shares of common stock from 15 million to 50 million and to increase the number of authorized shares of preferred stock from 3 million to 10 million. In addition, the number of shares available for issuance under the Company's 1996 option plan was increased from 840,000 shares to 2,000,000 shares. These changes have been retroactively reflected in the accompanying consolidated financial statements.