Form 10-Q
period 2000-09-30
DIGITAL TRANSMISSION SYSTEMS INC \DE\
filed 2000-11-20
CIK 1005179

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period From     to
                                                   ----  ----

                                ----------------

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

The number of shares outstanding of the registrant's common stock as of September 30, 2000 was 10,240,070.

================================================================================

                        DIGITAL TRANSMISSION SYSTEMS INC.
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                                               PAGE
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Condensed Consolidated Balance Sheets at September 30, 2000
                    and June 30, 2000 (Unaudited)                                               3

                  Condensed Consolidated Statements of Operations for the Three
                    Months ended September 30, 2000 and 1999 (Unaudited)                        4

                  Condensed Consolidated Statements of Cash Flows for the Three
                    Months ended September 30, 2000 and 1999 (Unaudited)                        5

                  Notes to Interim Condensed Consolidated Financial Statements
                    (Unaudited)                                                                 6

Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                               8

PART II.          OTHER INFORMATION

Items 1 & 2.      Not applicable                                                               15

Item 3.           Qualitative and Quantitative Disclosures About
                    Market Risk                                                                15

Items 4 & 5.      Not applicable                                                               15

Item 6.           Exhibits and Reports on Form 8-K                                             15

                  Signatures                                                                   16

Exhibit 11.0      Earnings Per Share                                                           17

Exhibit 27.0      Financial Data Schedule  (SEC use only)                                      18

               DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (unaudited)
                        (in thousands, except share data)

                                                                               SEPTEMBER 30,
                                                                                    2000          JUNE 30, 2000
                                                                               -------------      -------------
                                 ASSETS
Current assets:
    Cash and cash equivalents                                                     $  1,033              1,646
    Trade accounts receivable, net of allowances for
      returns and doubtful accounts of $1,424 and $2,313
      at September 30, 2000 and June 30, 2000, respectively                         11,102             10,885
    Accounts receivable from related parties                                           113                161
    Inventories                                                                     13,652             13,117
    Prepaid expenses and other current assets                                          293                507
    Deferred income tax assets                                                       2,225              2,225
                                                                                  --------           --------
                Total current assets                                                28,418             28,541
Property and equipment, net of accumulated depreciation
    and amortization                                                                 5,018              4,898
Intangible assets, net                                                              14,630             15,717
Other assets                                                                         3,164              3,121
                                                                                  --------           --------

                Total assets                                                      $ 51,230             52,277
                                                                                  ========           ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable to banks                                                        $ 10,665              7,684
    Accounts payable and accrued liabilities                                        11,846             13,952
    Acquisition payable                                                              7,655              7,655
    Accrued payroll and benefits                                                       291                241
    Notes payable to related parties                                                 3,068              3,000
    Current maturities of long term debt                                                78                146
    Current maturities of obligations under capital leases                              42                 33
    Warranty accrual                                                                   424              1,112
                                                                                  --------           --------
                Total current liabilities                                           34,069             33,823
                                                                                  --------           --------
Long-term liabilities:
    Long term debt, excluding current maturities                                        --                  4
    Notes payable to related party                                                     721                721
    Obligations under capital leases, excluding current maturities                      48                 44
    Deferred income tax liability                                                    2,225              2,225
                                                                                  --------           --------
                Total long-term liabilities                                         37,063             36,817
                                                                                  --------           --------
Shareholders' equity:
    Preferred stock, $0.01 par value, 10,000,000 shares authorized:
      Series A, convertible, liquidation preference of $1.00 per share,
        1,314,333 shares issued and outstanding                                      1,314              1,314
      Series B, convertible, liquidation preference of $7.125 per share,
        454,737 shares issued and outstanding                                        3,000              3,000
    Common stock, $0.01 par value, 50,000,000 shares authorized;
      10,240,070 shares issued and outstanding at September 30, 2000
      and June 30, 2000                                                                102                102
    Common stock subscribed                                                             41                 41
    Additional paid-in capital                                                      29,991             30,299
    Notes receivable from stock sales                                                   --                (63)
    Accumulated deficit                                                            (20,281)           (19,233)
                                                                                  --------           --------
                Total shareholders' equity                                          14,167             15,460
                                                                                  --------           --------

                Total liabilities and shareholders' equity                        $ 51,230             52,277
                                                                                  ========           ========

See accompanying notes to condensed consolidated financial statements.

               DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                  (unaudited)
                      (in thousands, except per share data)

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------
                                                           2000                   1999
                                                        ---------              ---------
Net sales                                                $ 12,948               $ 2,619
Cost of sales                                               8,459                 1,704
                                                         --------               -------
   Gross profit                                             4,489                   915
                                                         --------               -------

Selling, general and administrative                         3,839                   382
Product development                                           201                   236
Depreciation and amortization                               1,068                   162
                                                         --------               -------
   Total operating expenses                                 5,108                   780
                                                         --------               -------

   Operating income (loss)                                   (619)                  135


Other expense                                                 (70)                   --
Interest expense, net                                        (523)                 (118)
                                                         --------               -------

Income (loss) before income tax expense                    (1,212)                   17

Income taxes                                                   --                    --
                                                         --------               -------

Net income (loss)                                        $ (1,212)              $    17
                                                         ========               =======

Net income (loss) per share - basic and diluted:
   Net income (loss) per share - basic                   $  (0.12)              $ 0.004
                                                         ========               =======
   Net income (loss) per share - diluted                 $  (0.12)              $ 0.004
                                                         ========               =======

Weighted average common shares outstanding:
  Basic                                                    10,240                 4,646
                                                         --------               -------
  Diluted(1)                                               10,240                 4,646
                                                         --------               -------

(1) Potentially dilutive securities not included as their effect would be anti-dilutive

See accompanying notes to condensed consolidated financial statements.

               DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                  (unaudited)
                                 (in thousands)

                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                                 --------------------------------
                                                                    2000                   1999
                                                                 ---------              ---------
Cash flows from operating activities:
  Net income (loss)                                               $ (1,212)              $     17
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:
     Depreciation and amortization                                   1,068                    102
     Amortization of software development costs                         62                     60
  Changes in assets and liabilities:
     Trade accounts receivable                                        (157)                   595
     Inventories                                                      (535)                   (89)
     Prepaid expenses and other current assets                         413                     46
     Accounts payable and accrued liabilities                       (2,115)                  (123)
     Warranty accrual                                                 (688)                    --
                                                                  --------               --------
Net cash provided by (used in) operating activities                 (3,164)                   608
                                                                  --------               --------

Cash flows from investing activities:
  Purchases of property and equipment                                 (425)                   (10)
  Additions to capitalized software development costs                  (72)                    (5)
                                                                  --------               --------
Net cash used in investing activities                                 (497)                   (15)
                                                                  --------               --------

Cash flows from financing activities:
  Proceeds from issuance of long term debt                              67                     --
  Net borrowings (payments) under notes payable to banks             2,981                   (764)
                                                                  --------               --------
Net cash provided by (used in) financing activities                  3,048                   (764)
                                                                  --------               --------

Net decrease in cash and cash equivalents                             (613)                  (171)
Cash and cash equivalents at beginning of period                     1,646                    217
                                                                  --------               --------
Cash and cash equivalents at end of period                        $  1,033               $     46
                                                                  ========               ========

Supplemental disclosure of cash paid for:
    Interest                                                      $    472               $     42
                                                                  ========               ========

     See accompanying notes to condensed consolidated financial statements.

               DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 (UNAUDITED)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2000.

There have been no changes to the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of the Notes to Financial Statements in the Company's Annual Report on Form 10-K.

2. INCOME (LOSS) PER COMMON SHARE

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

A total of 1,735,000 of additional common shares related to the potential conversion of warrants and shares attributable to convertible Series B preferred stock were excluded from the computation of diluted net loss per share in the quarter ended September 30, 2000, because the exercise price of these securities was greater than the average market price of the Company's common stock. In addition, the Company excluded all remaining convertible preferred stock, warrants, outstanding stock options and convertible debentures from the calculations of diluted net loss per share as all such securities are anti-dilutive for all periods presented. The total potential number of dilutive equivalent common shares excluded was 3,377,000 and 6,115,000 for the three month periods ended September 30, 2000 and 1999, respectively.

3. LEGAL MATTERS

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

5. COMPREHENSIVE INCOME (LOSS)

No statements of comprehensive income (loss) have been included in the accompanying consolidated financial statements since comprehensive loss and net loss presented in the accompanying consolidated statements of operations would be the same.

6. SEGMENT REPORTING

The Company's operations are classified into two reportable business segments for the three months ended September 30, 2000: Telcor Communications, Inc. and DTS. Prior to the acquisition of Telcor on March 31, 2000, the Company operated in one reportable segment: developer of proprietary equipment for telecommunication companies. The Company's two reportable segments are currently managed separately; however, the Company is in the process of integrating these separate operations.

A reconciliation of the Company's segment information for the three months ended September 30, 2000 to the respective information in the consolidated statements is as follows:

                                   DTS               TELCOR             TOTAL
                                   ---               ------             -----
   Sales                          $ 2,419            10,529              12,948
   Operating income (loss)           (746)              127                (619)
   Net loss                          (935)             (277)             (1,212)
   Total assets                    30,703            20,527              51,230
   Depreciation and amortization      764               304               1,068
   Capital expenditures                49               376                 425

7. UNAUDITED PROFORMA DATA

The following unaudited pro forma combined financial data of Digital Transmission Systems, Inc. ("DTS") and Telcor Communications, Inc. ("Telcor") combine the consolidated financial information of DTS for the three months ended September 30, 2000 and 1999 with the consolidated financial information of Telcor for the three months ended September 30, 2000 and 1999. We have prepared the unaudited pro forma information using the purchase method of accounting as if the acquisition took place at the beginning of the period presented. The pro forma information does not give effect to any restructuring costs or to any potential cost savings or other operating efficiencies that could result from the merger.

The unaudited pro forma combined financial information is not intended to represent what the combined company's financial position or results of operations would have been had the merger occurred at the beginning of the earliest period presented or to project the combined financial position or results of operations for any future date or period.


 PROFORMA DATA -- THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (000'S OMITTED)

                                             2000              1999
                                           -------           -------
Revenues                                   $12,948           $17,655
Income loss before extraordinary items      (1,212)              (94)
Net loss                                    (1,212)              (94)
Net loss per share:
Basic                                         (.12)             (.02)
Diluted                                       (.12)             (.02)

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

The following table sets forth certain financial data derived from the Company's condensed consolidated statement of operations for the three months ended September 30, 2000 and September 30, 1999.

                                                               THREE MONTHS ENDED               THREE MONTHS ENDED
                                                               SEPTEMBER 30, 2000               SEPTEMBER 30, 1999
                                                            ------------------------         -----------------------

                                                               $          % OF SALES           $          % OF SALES
                                                            --------------------------------------------------------
Net sales                                                   12,948            100            2,619            100
Gross profit                                                 4,489             35              915             35
Selling, general and administrative                          3,839             30              382             15
Depreciation and amortization                                1,068              8              162              6
Product development                                            201              2              236              9
Net income (loss)                                           (1,212)            10               17              1

NET SALES. Net sales increased 394% to $12,948,000 for the three months ended September 30, 2000 from $2,619,000 for the three months ended September 30, 1999. The sales mix, and the corresponding percentage of total sales of the Company's products, is set forth in the chart below:

                                                             PERCENTAGE OF
                                                                 TOTAL
                              THREE MONTHS ENDED           THREE MONTHS ENDED
                                 SEPTEMBER 30,                SEPTEMBER 30,
                           ------------------------        ------------------
                             2000             1999          2000         1999
                           --------------------------------------------------
Flex T1/E1 and MicroFlex   $  2,419          $2,619           18           99
Equipment sales              10,492              --           81           --
Other products                   37              --            1            1
                           --------------------------------------------------

Totals                     $ 12,948          $2,619          100          100
                           ==================================================

For the three months ended September 30, 2000, revenues from the Company's FlexT1/E1 and microFlex product line decreased 8% from $2,619,000 for the three months ended September 30, 1999 to $2,419,000 for the three months ended September 30, 2000. The decrease is primarily due to the fact that, at a customer's request, the Company chose to accelerate certain product deliveries during the quarter ended September 30, 1999. In the three month period ended September 30, 2000, the Company was not requested to accelerate any product deliveries and is adhering to scheduled delivery dates. Revenues from the FlexT1/E1 and microFlex product line represented approximately 18% and 99% of the Company's consolidated revenues for the three months ended September 30, 2000 and 1999, respectively. Revenues from the Company's sale of new, used and re-furbished telecommunications equipment were $10,492,000 for the three month period ended September 30, 2000 as compared to $0 for the same period in the prior year. The increase is attributable to the Company's acquisition of Telcor Communications, Inc. ("Telcor") on March 31, 2000. The Company began consolidating the results of operations of Telcor on April 1, 2000 and, as such, no comparable revenue was recorded during the three month period ended September 30, 1999.

GROSS PROFIT. Cost of sales consists of component costs, compensation costs and the overhead costs related to the production and shipping of the Company's products, along with the support and warranty expense associated with such products. Gross profit increased 391% from $915,000 for the three month period ended September 30, 1999 to $4,489,000 for the three month period ended September 30, 2000 due to the accompanying significant increase in sales noted for the same period. As a percentage of sales, gross profit remained consistent at 35% of sales for the three month period ended September 30, 2000 as compared to the same period ended September 30, 1999.

PRODUCT DEVELOPMENT. Product development expense consists of personnel costs, consulting, supplies and prototyping expenses. Product development expenses decreased 15%, to $201,000 for the three months ended September 30, 2000 from $236,000 for the three months ended September 30, 1999. The decrease in product development expense for the three month period ended September 30, 2000 is primarily due to reduced spending on new development projects and reduction in overall research and development charges. The Company anticipates an increase in research and development charges in future periods as new development projects are commenced. Approximately $72,000 of development costs related to new projects were capitalized for the three month period ended September 30, 2000 as compared to $5,000 for the three month period ended September 30, 1999. As a percentage of sales, product development costs were 2% for the three months ended September 30, 2000 and 9% for the three months ended September 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE. Selling expense consists primarily of compensation costs for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of occupancy costs and compensation expenses for administrative and finance personnel, as well as accounting, legal and consulting fees. Selling, general and administrative expense increased by 905%, to $3,839,000 for the three months ended September 30, 2000 from $382,000 for the three months ended September 30, 1999. The increase is attributable to the Company's acquisition of Telcor Communications, Inc. ("Telcor") on March 31, 2000. The Company began consolidating the results of operations of Telcor on April 1, 2000 and, as such, no comparable selling, general and administrative expense was recorded during the three month period ended

September 30, 1999. For the three month period ended September 30, 2000, Telcor contributed $3,222,000 to total selling, general and administrative expenses. Excluding the Telcor contribution, selling, general and administrative expenses increased by $235,000 for the three month period ended September 30, 2000 as compared to the same period ended September 30, 1999. The increase is attributable to additional personnel compensation costs as a result of an increase in headcount and an increase in professional and legal fees as compared to the same period in the prior year. As of September 30, 2000 the Company had approximately 129 full-time employees reflecting an increase in overall headcount of 100, from 29 full-time employees as of September 30, 1999. Total selling, general and administrative costs were 30% of total sales for the three months ended September 30, 2000 as compared to 15% of sales for the three months ended September 30, 1999.

NET INCOME/LOSS. For the three month period ended September 30, 2000 the Company recorded a net loss of $1,212,000 as compared to net income of $17,000 reported for the three month period ended September 30, 1999. The increase in the net loss is primarily a result of amortization of intangible assets recorded as a result of the Telcor acquisition on March 31, 2000, additional selling general and administrative expenses, and increased interest costs. The Telcor and DTS contributions to interest expense for the three months ended September 30, 2000 were $404,000 and $119,000, respectively. Excluding depreciation and amortization charges, the Company realized an operating profit of $449,000 for the three month period ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the quarter ended September 30, 2000, the Company incurred a net loss of $1,212,000. Although the Company has an accumulated gross deficit of $17,571,000 as of September 30, 2000, the Company has made substantial progress over the past several quarters with respect to its overall financial position. As of September 30, 2000 total net equity of the Company increased to $14,167,000 as compared to a net deficit of ($2,411,000) as of the quarter ended September 30, 1999. Additionally, the Company received monetary support from a significant investor during fiscal year 2000. Such support enabled the Company to more effectively manage its cash commitments and indebtedness. Additional equity may be required during the upcoming quarters in fiscal 2001 and the Company is actively pursuing various financing alternatives.

As of September 30, 2000 the Company's cash position is $1,033,000. Additionally, available borrowings under the Company's notes payable to banks at September 30, 2000 is $852,000. Such availability will be utilized in the near term to address the Company's existing accounts payable, notes payable and inventory purchase commitments. The Company believes its current cash position and availability under its credit facilities is adequate to address immediate cash requirements as dictated by the Company's existing commitments.

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

On December 29, 1999, the Company entered into an agreement with Wi-LAN Inc. ("Wi-LAN"), a leading provider of wireless data communications technology and products, to sell Wi-LAN $1.5 million in convertible debentures (the "1999 debentures"). The debentures, convertible into the Company's common stock at any time by the holder, have a four-year term with a 10% interest rate with principal and interest due at maturity. The Company has no buy-back provision, and the conversion rate is one share per $1 in debentures, which approximated the fair value of the Company's common stock on the date the Company entered into the agreement. On January 7, 2000, a closing on the Wi-LAN debentures was held whereby the Company received the proceeds from the first tranche of the debentures of $400,000. The remaining $1,100,000 in proceeds from the issuance of debentures was received prior to March 31, 2000. In connection with various transactions subsequent to the sale of the $1.5 million in debentures and through June 30, 2000, Wi-LAN has converted $1,278,900 of the 1999 debentures into 1,278,900 shares of the Company's common stock. The outstanding amount of these 1999 debentures as of September 30, 2000 is $221,100. In connection with the agreement, Wi-LAN also received an option to purchase additional debentures of $1.5 million with similar terms but at a conversion rate to be determined by the market price of the Company's common stock at the time the option is exercised. The expiration on the option to purchase additional debentures of $1.5 million is January 7, 2002.

Apart from the transactions described above, in January 2000, Wi-LAN purchased 1,738,159 shares of the Company's common stock from MicroTel, another DTS shareholder, and the outstanding $2 million in debentures (the "1997 debentures") with outstanding warrants from Finova Mezzanine Capital, a DTS lender. By converting $1,310,000 of the 1997 debentures, Wi-LAN received 1,310,000 shares of the Company's common stock and gained over 50% of the outstanding common stock of the Company. Through the transaction with Finova, Wi-LAN also received outstanding warrants for 702,615 shares of common stock at an exercise price of $1 per share which expire in March 2004. All 702,615 warrants remain outstanding and exercisable as of September 30, 2000.

Additionally, Wi-LAN converted another $190,000 of the 1997 debentures into 190,000 shares of the Company's common stock through September 30, 2000. The outstanding amount of the 1997 debentures as of September 30, 2000 is $500,000.

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

On January 25, 2000, the Board of Directors of the Company approved a plan whereby certain compensation obligations of the Company to employees and Board members could be satisfied through the issuance of restricted common stock at the option of the holder. Approximately 30,000 shares of the Company's common stock were issued to satisfy such obligations. The shares were issued at $3.56 per share (a 25% discount from the market closing price on January 25, 2000) and are restricted as to trade, pledge, or sale until January 25, 2001. The Company recorded $143,000 in compensation expense to reflect the satisfaction of these obligations which represented the fair market value of the shares issued.

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

On February 24, 2000, DTS signed an additional amendment to the loan agreement with Silicon Valley Bank which modified previous terms. Under the modified terms, the revised loan agreement bears a maturity date of April 10, 2001. Additionally, the revised and amended agreement increased the maximum borrowing to $2,500,000 and bears interest at prime plus 2 1/4 (11.75% at September 30, 2000). Covenants under the agreement were further revised to require certain minimum quarterly revenue and monthly income requirements. DTS was in compliance with all covenants imposed by the agreement as of September 30, 2000. Amounts outstanding under the DTS line of credit facility were $1,085,000 and $602,000 at September 30, 2000 and 1999, respectively.

Additionally, the Company's wholly-owned subsidiary, Telcor Communications, Inc. ("Telcor") has a revolving credit facility with a commercial bank (PNC Bank) at LIBOR plus 2.5% or prime, whichever is lower, the interest on which is payable monthly. Under the agreement, Telcor is allowed to borrow up to 85% of eligible accounts receivable and 50% of eligible inventory with an established limit of $17,000,000 as of September 30, 2000. At September 30, 2000, amounts outstanding under the Telcor line of credit facility are $8,319,000, and the interest rate was 10.0%. The line is collateralized by Telcor's trade accounts receivable, inventories, and all other assets. The Telcor revolving line of credit will expire on May 11, 2002.

Under the agreement, Telcor is required to comply with certain covenants which include, but are not limited to, maintaining minimum requirements for debt to equity, net worth, cash flows, and capital expenditures. At September 30, 2000, Telcor was in compliance with all covenants imposed by the line of credit agreement.

CASH. As of September 30, 2000, the Company had approximately $1,033,000 in cash and cash equivalents. For the three months ended September 30, 2000, $3,164,000 was used in operating activities as compared to cash provided by operations of $608,000 for the three months ended September 30, 1999. The net loss for the three months ended September 30, 2000 of $1,212,000 includes non-cash charges relating to depreciation and amortization $1,130,000. Exclusive of non-cash charges, cash was used in operations primarily through an increase in accounts receivable of $157,000, an increase in inventories of $535,000 and a decrease in accounts payable of $2,115,000.

As of September 30, 2000, the Company has an obligation of $7,655,000 in connection with the acquisition of Telcor on March 31, 2000. According to the terms of the merger agreement, the Company agreed to use its best efforts to raise the necessary cash to pay down the acquisition payable by November 30, 2000. In the event the Company is unsuccessful in raising the necessary cash required to address the acquisition payable, the Company will issue shares of its common stock (based on the market price of the Company's common stock for a ten day trading window as dictated by the merger agreement) on or before November 30, 2000.

The Company purchased $425,000 and $10,000 of property and equipment during the three months ended September 30, 2000 and 1999, respectively. In addition, the Company capitalized certain software development costs paid to outside contractors. During the three months ended September 30, 2000, the Company capitalized $72,000 of such costs as compared to capitalized costs of $5,000 for the three months ended September 30, 1999.

SEASONALITY

The Company's sales have been subject to quarterly fluctuations mainly due to the purchasing cycle of the Company's major customers. Other fluctuations occur due to increased buildout of the telecommunications infrastructure during the summer months. The Company's business plan is to continue the diversification of its product offerings, further develop its distribution channels and further expand its customer base. The Company believes that the implementation of this plan will decrease the seasonality of its sales. The Company operates with a moderate level of backlog for each product line due to advance purchase commitments and production lead times. The Company's backlog at September 30, 2000 is $2,598,000.

YEAR 2000 (Y2K) IMPACT ON COMPANY'S INFORMATION TECHNOLOGY

Since the implementation of the Company's Y2K compliant systems and processes in late 1999 and early 2000, the Company has not experienced any material or adverse effects nor any business interruptions resulting from Y2K compliance issues. The Company did not incur any costs associated with Y2K compliance issues.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred implementation of SFAS 133 until fiscal quarters of fiscal years beginning after June 15, 2000.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes existing guidance on revenue recognition. The implementation date of SAB 101 is no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company believes that implementation of SAB 101 will not have a material impact on the Company's financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation - an Interpretation of Accounting Principles Board Opinion No. 25." FIN 44 provides guidance for certain issues that arose in applying APB 25. The provisions are effective July 1, 2000, and, generally, shall be applied prospectively. Adoption of FIN 44 is not expected to materially affect the Company's financial results.

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

Such forward-looking statements speak only as of the date on which statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

PART II. OTHER INFORMATION

ITEMS 1 - 2 ARE NOT APPLICABLE.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates on variable rate indebtedness. The Company's primary interest rate risk relates to its variable rate bank credit facilities. At September 30, 2000, the Company's total variable rate debt obligations was $10,665,000. A hypothetical 1% increase in the Company's variable interest rate for a duration of one year would result in additional interest expense of approximately $107,000.

ITEMS 4 - 5 ARE NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         Exhibit
         Number            Description of Exhibits
         -------           -----------------------
         11.0              Earnings per share
         27.0              Financial Data Schedule (for SEC use only)

(B)      REPORTS ON FORM 8-K

         The registrant did not file any reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Digital Transmission
Systems, Inc.



Date: November 20, 2000                    By: /s/ Andres C. Salazar
                                               ---------------------------------
                                               Andres C. Salazar,
                                               Chief Executive Officer


Date: November 20, 2000                    By: /s/  Clive N. W. Marsh
                                               ---------------------------------
                                               Clive N. W. Marsh, Controller
                                               (Principal Accounting Officer)