Form 10-Q
period 2000-12-31
DIGITAL TRANSMISSION SYSTEMS INC \DE\
filed 2001-02-14
CIK 1005179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2000

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____to____

Commission File Number 1-14198

DIGITAL TRANSMISSION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-2037949

(State or other jurisdiction of	(IRS Employer

incorporation or organization)	Identification No.)

3000 Northwoods Parkway, Building 330, Norcross, GA 30071
(Address of principal executive office) (Zip Code)

(770) 798-1300
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    No

The number of shares outstanding of the registrant’s common stock as of February 09, 2001 was 11,670,059.

DIGITAL TRANSMISSION SYSTEMS, INC.
FORM 10-Q

For the Quarter Ended December 31, 2000

DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share data)

	December 31,
Assets	2000	June 30, 2000

Current assets:

Cash and cash equivalents	$544	1,646

Trade accounts receivable, net of allowances for returns and doubtful accounts of $1,597 and $2,313 at December 31, 2000 and June 30, 2000, respectively	9,184	10,885

Accounts receivable from related parties	71	161

Inventories	13,945	13,117

Prepaid expenses and other current assets	243	507

Deferred income tax assets	2,225	2,225

Total current assets	26,212	28,541

Property and equipment, net	4,975	4,898

Intangible assets, net	13,636	15,717

Other assets	3,309	3,121

Total assets	$48,132	52,277

	Liabilities and Shareholders’ Equity

Current liabilities:

Notes payable to banks	$10,864	7,684

Accounts payable and accrued liabilities	11,510	13,952

Acquisition payable	—	7,655

Accrued payroll and benefits	259	241

Notes payable to related parties	3,113	3,000

Current maturities of long term debt	104	146

Current maturities of obligations under capital leases	14	33

Warranty accrual	593	1,112

Total current liabilities	26,457	33,823

Long-term liabilities:

Long term debt, excluding current maturities	—	4

Notes payable to related party	721	721

Obligations under capital leases, excluding current maturities	31	44

Deferred income tax liability	2,225	2,225

Total long-term liabilities	29,434	36,817

Shareholders’ equity:

Preferred stock, $0.01 par value, 10,000,000 shares authorized:

Series A, convertible, liquidation preference of $1.00 per share, 1,314,333 shares issued and outstanding	1,314	1,314

Series B, convertible, liquidation preference of $7.125 per share, 454,737 shares issued and outstanding	3,000	3,000

Series C, convertible, liquidation preference of $2.58 per share, 2,330,217 shares issued and outstanding at December 31, 2000	4,809	—

Common stock — $0.01 par value, 50,000,000 shares authorized; 11,670,059 and 10,240,070 shares issued and outstanding at December 31, 2000 and June 30, 2000, respectively	117	102

Common stock subscribed	—	41

Additional paid-in capital	32,722	30,299

Notes receivable from stock sales	—	(63)

Accumulated deficit	(23,264)	(19,233)

Total shareholders’ equity	18,698	15,460

Total liabilities and shareholders’ equity	$48,132	52,277

See accompanying notes to condensed consolidated financial statements.

DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements Of Operations
(unaudited)
(in thousands, except per share data)

	Three months ended December 31,

	2000	1999

Net sales	$10,591	$1,123

Cost of sales	7,635	628

Gross profit	2,956	495

Selling, general and administrative	4,061	390

Product development	350	171

Depreciation and amortization	1,144	116

Total operating expenses	5,555	677

Operating loss	(2,599)	(182)

Other income	10	—

Interest expense, net	(375)	(92)

Loss before income taxes	(2,964)	(274)

Income taxes	—	—

Net loss	$(2,964)	$(274)

Preferred stock dividends	20	—

Net loss attributable to common shareholders	$(2,984)	$(274)

Net loss per share — basic and diluted:

Net loss per share — basic	$(0.27)	$(0.06)

Net loss per share — diluted	$(0.27)	$(0.06)

Weighted average common shares outstanding:

Basic	10,955	4,646

Diluted (1)	10,955	4,646

(1)	Potentially dilutive securities not included as their effect Would be anti-dilutive

See accompanying notes to condensed consolidated financial statements.

DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements Of Operations
(unaudited)
(in thousands, except per share data)

	Six months ended December 31,

	2000	1999

Net sales	$23,539	$3,742

Cost of sales	16,094	2,332

Gross profit	7,445	1,410

Selling, general and administrative	7,900	772

Product development	551	407

Depreciation and amortization	2,212	278

Total operating expenses	10,663	1,457

Operating loss	(3,218)	(47)

Other expense, net	(60)	—

Interest expense, net	(898)	(210)

Loss before income taxes	(4,176)	(257)

Income taxes	—	—

Net loss	$(4,176)	$(257)

Preferred stock dividends	20	—

Net loss attributable to common shareholders	$(4,196)	$(257)

Net loss per share — basic and diluted:

Net loss per share — basic	$(0.38)	$(0.06)

Net loss per share — diluted	$(0.38)	$(0.06)

Weighted average common shares outstanding:

Basic	10,955	4,646

Diluted (1)	10,955	4,646

(1)	Potentially dilutive securities not included as their effect Would be anti-dilutive

See accompanying notes to condensed consolidated financial statements.

Digital Transmission Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six months ended December 31,

	2000	1999

Cash flows from operating activities:

Net loss	($4,176)	($257)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Depreciation and amortization	2,255	278

Changes in assets and liabilities:

Trade and other accounts receivable	1,701	776

Inventories	(828)	166

Prepaid expenses and other assets	354	(9)

Accounts payable and other accrued expenses	(2,219)	(372)

Warranty accrual	(519)	3

Net cash (used in) provided by operating activities	(3,432)	585

Cash flows from investing activities:

Purchases of property and equipment	(745)	(11)

Additions to capitalized product development costs	(105)	(148)

Net cash used in investing activities	(850)	(159)

Cash flows from financing activities:

Net borrowings (payments) under line of credit agreement	3,180	(708)

Proceeds from issuance of note payable	—	400

Net cash provided by (used in) financing activities	3,180	(308)

Net increase (decrease) in cash and cash equivalents	(1,102)	118

Cash and cash equivalents at beginning of period	1,646	217

Cash and cash equivalents at end of period	$544	$335

Supplemental disclosure of cash paid for:

Interest	$588	$67

Supplemental disclosure of non-cash financing and investing activities:

Issuance of Series C Preferred Stock to reduce acquisition payable	$4,809	—

Issuance of common stock to reduce acquisition payable	$2,728	—

See accompanying notes to condensed consolidated financial statements.

Digital Transmission Systems, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2000 (Unaudited)

1. Description of the Business and Summary of Significant Accounting Policies.

Digital Transmission Systems, Inc. (“DTS”) and subsidiaries (collectively termed the “Company”) designs, manufactures, repairs, refurbishes, and markets a broad range of products for the wireless telecommunications (“telecom”) industry. The Company’s primary customers are domestic and international wireless service providers, including those offering cellular telephone services and Personal Communication Services (“PCS”), and domestic and international resellers/integrators who sell to and service wireless and wireline with telecom equipment.

The Company’s products of original design, consisting of proprietary software and hardware modules, facilitate the control, monitoring, and efficient transmission of high-speed digital information through wireless public or private telecommunications networks. The Company’s network access products enable wireless service providers to give their customers economical, high quality access to public and private networks and various telecommunications services. Important product requirements in the market segments the Company serves include high feature density, modularity, quality performance and compactness. The Company’s products meet these requirements and are suitable for both wireline and wireless service environments. Through its wholly-owned subsidiary, Telcor Communications, Inc. (“Telcor”), the Company also acquires and markets de-installed and refurbished telecom equipment originally designed and manufactured by leading telecom equipment suppliers such as Nokia, Lucent, and Ericsson. In addition, Telcor offers repair services to its customers on products from third party vendors. Major customers of DTS and Telcor also include Nextel, Alltel Wireless and Alltel Supply, Dobson Cellular, Lucent, Telmar, and Verizon.

The Company markets its products through a direct sales force employing inside and outside sales representatives and several reseller channels. Domestically, wireless service providers, including cellular, Specialized Mobile Radio (“SMR”) and PCS service companies, are targeted as prospective customers directly by the Company’s sales force. The Company also utilizes telecommunications equipment resellers and agents in the United States and other countries to market to customers.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, and to obtain additional financing or refinancing as may be required. The Company is actively pursuing additional equity financing through discussions with potential investors.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2000.

There have been no changes to the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of the Notes to Financial Statements in the Company’s Annual Report on Form 10-K.

2. Income (Loss) Per Common Share

Basic earnings (loss) per share (“EPS”) is calculated as income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during each period. Diluted EPS is calculated as income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during each period plus the effect of any potential dilutive common shares, such as those attributable to convertible debt, convertible preferred stock, warrants, or stock options.

Three months ended December 31, 2000. A total of 2,275,000 of additional common shares related to the potential conversion of warrants and shares attributable to convertible securities were excluded from the computation of diluted net loss per share in the three months ended December 31, 2000, because the exercise price of these securities was greater than the average market price of the Company’s common stock. In addition, the Company excluded all remaining convertible preferred stock, warrants, outstanding stock options and convertible debentures from the calculations of diluted net loss per share as all such securities are anti-dilutive for all periods presented. The total potential number of dilutive equivalent common shares excluded was 3,228,000 and 2,433,000 for three month periods ended December 31, 2000 and 1999, respectively.

3. Legal Matters

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

4. Inventories

The Company’s products, consisting of proprietary software and hardware modules, facilitate the control, monitoring, and efficient transmission of high-speed digital information through public or private telecommunications networks offering wireless services. The Company purchases both new and used hardware for applications in telecommunications and computer networking required by wireless service providers. Used hardware is refurbished and tested prior to shipment. Inventories are stated at the lower of cost or market. Cost is determined using average cost which approximates the first-in, first-out (FIFO) method. The Company purchases de-installed telecom equipment individually and in bulk lots. Cost is allocated to individual items in bulk purchases based on management’s assessment of each item’s value in relation to the total cost of the purchase. The Company has established a valuation allowance for inventories based on a review of the composition, quantity, and expected future usage or sales of inventories including expected sales prices.

5. Comprehensive Income (Loss)

No statements of comprehensive income (loss) have been included in the accompanying condensed consolidated financial statements since comprehensive loss and net loss presented in the accompanying condensed consolidated statements of operations would be the same.

6. Segment Reporting

The Company’s operations are classified into two reportable business segments for the three and six months ended December 31, 2000: Telcor Communications, Inc. and DTS. Prior to the acquisition of Telcor on March 31, 2000, the Company operated in one reportable segment: developer of proprietary equipment for wireless service providers. The Company’s two reportable segments are currently managed as separate divisions; however, the Company is in the process of integrating several functions of the two divisions.

Segment information for the three months ended December 31, 2000:

A reconciliation of the Company’s segment information for the three months ended December 31, 2000 to the respective information in the condensed consolidated financial statements is as follows:

	DTS	Telcor	Total

Sales	$2,261	8,330	10,591

Operating loss	(1,225)	(1,374)	(2,599)

Net loss	(1,310)	(1,654)	(2,964)

Total assets	19,858	28,274	48,132

Depreciation and amortization	840	304	1,144

Capital expenditures	52	268	320

Segment information for the six months ended December 31, 2000:

A reconciliation of the Company’s segment information for the six months ended December 31, 2000 to the respective information in the condensed consolidated financial statements is as follows:

	DTS	Telcor	Total

Sales	$4,680	18,859	23,539

Operating loss	(1,971)	(1,247)	(3,218)

Net loss	(2,245)	(1,931)	(4,176)

Total assets	19,858	28,274	48,132

Depreciation and amortization	1,604	608	2,212

Capital expenditures	101	644	745

7. Unaudited Pro forma Data

The following unaudited pro forma combined financial data of Digital Transmission Systems, Inc. (“DTS”) and Telcor Communications, Inc. (“Telcor”) combine the consolidated financial information of DTS for the three and six months ended December 31, 1999 with the consolidated financial information of Telcor for the three and six months ended December 31, 1999. We have prepared the unaudited pro forma information using the purchase method of accounting as if the acquisition took place at the beginning of the periods presented. The pro forma information does not give effect to any restructuring costs, expenses due to terminated full-time or contract employees, discontinued product lines, inventory write-downs, increased reserves, one-time cost of sales adjustments, merger transactional expenses or to any potential expense savings or other operating efficiencies that could result from the merger.

The unaudited pro forma combined financial information is not intended to represent what the combined company’s financial position or results of operations would have been had the merger occurred at the beginning of the earliest period presented or to project the combined financial position or results of operations for any future date or period.

Pro forma Data – Three and six months ended December 31, 1999 (000’s omitted)

	Six months	Three months
	ended Dec. 31,	ended Dec. 31,
	1999	1999

Revenues	$38,553	$20,898

Loss before extraordinary items	(1,039)	(945)

Net loss	(1,039)	(945)

Net loss per share:

Basic	(.22)	(.20)

Diluted	(.22)	(.20)

ITEM 2: Management’s Discussion and Analysis of Financial Condition and
                Results of Operations

General

Digital Transmission Systems, Inc. (“DTS”) and subsidiaries (collectively termed the “Company”) designs, manufactures, repairs, refurbishes, and markets a broad range of products for the wireless telecommunications (“telecom”) industry. The Company’s primary customers are domestic and international wireless service providers, including those offering cellular telephone services and Personal Communication Services (“PCS”), and domestic and international resellers/integrators who sell to and service wireless and wireline with telecom equipment.

The Company’s products of original design, consisting of proprietary software and hardware modules, facilitate the control, monitoring, and efficient transmission of high-speed digital information through wireless public or private telecommunications networks. The Company’s network access products enable wireless service providers to give their customers economical, high quality access to public and private networks and various telecommunications services. Important product requirements in the market segments the Company serves include high feature density, modularity, quality performance and compactness. The Company’s products meet these requirements and are suitable for both wireline and wireless service environments. Through its wholly-owned subsidiary, Telcor Communications, Inc. (“Telcor”), the Company also acquires and markets de-installed and refurbished telecom equipment originally designed and manufactured by leading telecom equipment suppliers such as Nokia, Lucent, and Ericsson. In addition, Telcor offers repair services to its customers on products from third party vendors. Major customers of DTS and Telcor also include Nextel, Alltel Wireless and Alltel Supply, Dobson Cellular, Lucent, Telmar, and Verizon.

The Company markets its products through a direct sales force employing inside and outside sales representatives and several reseller channels. Domestically, wireless service providers, including cellular, Specialized Mobile Radio (“SMR”) and PCS service companies, are targeted as prospective customers directly by the Company’s sales force. The Company also utilizes telecommunications equipment resellers and agents in the United States and other countries to market to customers.

Results of Operations

Three Months Ended December 31, 2000 and December 31, 1999

The following table sets forth certain financial data derived from the Company’s statement of operations for the three months ended December 31, 2000 and December 31, 1999 (dollars in thousands).

	Three months ended		Three months ended
	December 31, 2000		December 31, 1999

	$	% of Sales	$	% of Sales

Net Sales	10,591	100	1,123	100

Gross Profit	2,956	28	495	44

Product development	350	3	171	15

Selling, general and administrative	4,061	38	390	35

Net loss	(2,964)	(28)	(274)	(24)

Net Sales. Net sales increased by 843%, to $10,591,000 for the three months ended December 31, 2000 from $1,123,000 for the three months ended December 31, 1999. The increase in sales was due in large part to the doubling of FlexT1/E1 shipments and revenue from the Company’s’ wholly-owned subsidiary, Telcor Communications. The sales mix, and the corresponding percentage of total sales of the Company’s products, is set forth in the chart below (dollars in thousands):

			Percentage of
			total
	Three months ended		Three months ended
	December 31,		December 31,

	2000	1999	2000	1999

Flex T1/E1	$2,261	$1,002	21	89

Equipment sales	8,122	—	77	—

Other products	208	121	2	11

Totals	$10,591	$1,123	100	100

For the three months ended December 31, 2000, revenues from the Company’s FlexT1/E1 product line increased 126% from $1,002,000 for the three months ended December 31, 1999 to $2,261,000 for the three months ended December 31, 2000 due to greater demand for the Company’s network access products from its two largest customers. Equipment sales of $8,122,000 and $0 were recorded for the three month periods ended December 31, 2000 and 1999, respectively. The increase is due to the acquisition of Telcor Communications, Inc. on March 31, 2000. The Company began consolidating the results of operations of Telcor on April 1, 2000 and, accordingly, no equipment sales were recorded during the three month period ended December 31, 1999. Telcor sales for the three month period ended December 31, 2000 were less than the same period a year ago due to discontinuance of certain consumer oriented product lines and other products not targeted to wireless carriers.

Gross Profit. Cost of sales consists of component costs, compensation costs and the overhead costs related to the production and shipping of the Company’s products, along with the support and warranty expense associated with such products. Gross profit increased 497% from $495,000 for the three month period ended December 31, 1999 to $2,956,000 for the three month period ended December 31, 2000. As a percentage of sales, gross profit decreased from 44% for the three month period ended December 31, 1999 to 28% for the three month period ended December 31, 2000. The decrease reflects the inclusion of a significant portion of lower margin sales of new and refurbished equipment as realized by the Company’s subsidiary, Telcor Communications, Inc. during the three month period ended December 31, 2000. Margins on new and refurbished equipment sales at Telcor have historically ranged from 25% to 35% depending upon the product mix and customer. Inventory adjustments at Telcor have caused higher cost of sales during the current period. The J.D. Edwards ERP system, “New World”, has been installed and is now fully operational and will be used to track inventory valuation at Telcor.

Product Development. Product development expense consists of personnel costs, consulting, supplies and prototyping expenses. Product development expenses increased 105%, to $350,000 for the three months ended December 31, 2000 from $171,000 for the three months ended December 31, 1999. The increase in product development expense for the three month period ended December 31, 2000 is primarily due to increased spending on new development projects. Further, approximately $33,000 of development costs related to new projects were capitalized for the three month period ended December 31, 2000 as compared to $43,000 for the three month period ended December 31, 1999. As a percentage of sales, product development costs were 3% for the three months ended December 31, 2000 and 15% for the three months ended December 31, 1999. The significant difference as a percentage of sales is attributable to the sharp increase in sales noted during the three month period ended December 31, 2000 as compared to the three month period ended December 31, 1999.

Selling, General and Administrative. Selling expense consists primarily of compensation costs for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of occupancy costs and compensation expenses for administrative and finance personnel, as well as accounting, legal and consulting fees. Selling, general and administrative expense increased by 941%, to $4,061,000 for the three months ended December 31, 2000 from $390,000 for the three months ended December 31, 1999. The increase is attributable to the Company’s acquisition of Telcor Communications, Inc. (“Telcor”) on March 31, 2000. The Company began consolidating the results of operations of Telcor on April 1, 2000 and, as such, no comparable selling, general and administrative expense was recorded during the three month period ended December 31, 1999. For the three month period ended December 31, 2000, Telcor contributed $3,315,000 to total selling, general and administrative expenses. Excluding the Telcor contribution, selling, general and administrative expenses increased by $356,000 for the three month period ended December 31, 2000 as compared to the same period ended December 31, 1999. The increase is attributable to additional personnel compensation costs as a result of an increase in headcount and an increase in professional and legal fees as compared to the same period in the prior year. As of December 31, 2000 the Company had approximately 132 full-time employees reflecting an increase in overall headcount of 105, from 27 full-time employees as of December 31, 1999. Total selling, general and administrative costs were 38% of total sales for the three months ended December 31, 2000 as compared to 35% of sales for the three months ended December 31, 1999.

Net Loss. For the three month period ended December 31, 2000 the Company recorded a net loss of $2,964,000 as compared to a net loss of $274,000 reported for the three month period ended December 31, 1999. The increase in the net loss is primarily a result of amortization of intangible assets recorded as a result of the Telcor acquisition on March 31, 2000, additional selling general and administrative expenses, and increased interest costs. Interest expense of the Company increased from $92,000 for the three months ended December 31, 1999 to $375,000 for the three months ended December 31, 2000. The Telcor and DTS contributions to interest expense for the three months ended December 31, 2000 were $260,000 and $115,000, respectively. Excluding depreciation and amortization charges, the Company’s operating loss for the three month period ended December 31, 2000 was $1,455,000 which reflects additional product development charges and increased general and administrative expenses of the Company.

Six Months Ended December 31, 2000 and December 31, 1999

The following table sets forth certain financial data derived from the Company’s statement of operations for the six months ended December 31, 2000 and December 31, 1999 (dollars in thousands).

	Six months ended		Six months ended
	December 31, 2000		December 31, 1999

	$	% of Sales	$	% of Sales

Net Sales	23,539	100	3,742	100

Gross Profit	7,445	32	1,410	38

Product development	551	2	407	11

Selling, general and administrative	7,900	34	772	21

Net loss	(4,176)	(18)	(257)	(7)

Net Sales. Net sales increased 529%, to $23,539,000 for the six months ended December 31, 2000 from $3,742,000 for the six months ended December 31, 1999. The sales mix, and the corresponding percentage of total sales of the Company’s products, is set forth in the chart below (dollars in thousands):

			Percentage of
			total
	Six months ended		Six months ended
	December 31,		December 31,

	2000	1999	2000	1999

Flex T1/E1	$4,680	$3,610	20	96

Equipment sales	18,614	—	79	—

Other products	245	132	1	4

Totals	$23,539	$3,742	100	100

For the six months ended December 31, 2000, revenues from the Company’s FlexT1/E1 product line increased 30% from $3,610,000 for the six months ended December 31, 1999 to $4,680,000 for the six months ended December 31, 2000. Equipment sales of $18,614,000 and $0 were recorded for the six month periods ended December 31, 2000 and 1999, respectively. The increase is due to the acquisition of Telcor Communications, Inc. on March 31, 2000. The Company began consolidating the results of operations of Telcor on April 1, 2000 and, accordingly, no equipment sales were recorded during the six month period ended December 31, 1999.

Gross Profit. Cost of sales consists of component costs, compensation costs and the overhead costs related to the production and shipping of the Company’s products, along with the support and warranty expense associated with such products. Gross profit increased 428% from $1,410,000 for the six month period ended December 31, 1999 to $7,445,000 for the six month period ended December 31, 2000. As a percentage of sales, gross profit decreased from 38% for the six month period ended December 31, 1999 to 32% for the six month period ended December 31, 2000. The decrease reflects the inclusion of a significant portion of lower margin sales of new and refurbished equipment as realized by the Company’s subsidiary, Telcor Communications, Inc. during the six month period ended December 31, 2000. Margins on new and refurbished equipment sales at Telcor have historically ranged from 25% to 35% depending upon the product mix and customer.

Product Development. Product development expense consists of personnel costs, consulting, supplies and prototyping expenses. Product development expenses increased 35%, to $551,000 for the six months ended December 31, 2000 from $407,000 for the six months ended December 31, 1999. The increase in product development expense for the six month period ended December 31, 2000 is primarily due to increased spending on new development projects and an increase in engineering headcount. Further, approximately $105,000 of development costs related to new projects were capitalized for the six month period ended December 31, 2000 as compared to $148,000 for the six month period ended December 31, 1999. As a percentage of sales, product development costs were 2% for the six months ended December 31, 2000 and 11% for the six months ended December 31, 1999.

Selling, General and Administrative. Selling expense consists primarily of compensation costs for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of occupancy costs and compensation expenses for administrative and finance personnel, as well as accounting, legal and consulting fees. Selling, general and administrative expense increased by 923%, to $7,900,000 for the six months ended December 31, 2000 from $772,000 for the six months ended December 31, 1999. The increase is attributable to the Company’s acquisition of Telcor Communications, Inc. (“Telcor”) on March 31, 2000. The Company began consolidating the results of operations of Telcor on April 1, 2000 and, as such, no comparable selling, general and administrative expense was recorded during the six month period ended December 31, 1999. For the six month period ended December 31, 2000, Telcor contributed $6,537,000 to total selling, general and administrative expenses. Excluding the Telcor contribution, selling, general and administrative expenses increased by $591,000 for the six month period ended December 31, 2000 as compared to the same period ended December 31, 1999. The increase is attributable to additional personnel compensation costs as a result of an increase in headcount and an increase in professional and legal fees as compared to the same period in the prior year. As of December 31, 2000 the Company had approximately 132 full-time employees reflecting an increase in overall headcount of 105, from 27 full-time employees as of December 31, 1999. Total selling, general and administrative costs were 34% of total sales for the six months ended December 31, 2000 as compared to 21% of sales for the six months ended December 31, 1999.

Net Loss. The net loss increased to $4,176,000 for the six months ended December 31, 2000, from $257,000 for the six months ended December 31, 1999. The increase in the net loss is primarily a result of amortization of intangible assets recorded as a result of the Telcor acquisition on March 31, 2000, additional selling general and administrative expenses, and increased interest costs. Interest expense of the Company increased from $210,000 for the six months ended December 31, 1999 to $898,000 for the six months ended December 31, 2000. The Telcor and DTS contributions to interest expense for the six months ended December 31, 2000 were $664,000 and $234,000, respectively. Excluding depreciation and amortization charges, the Company’s operating loss for the six month period ended December 31, 2000 was $1,006,000 which reflects additional product development charges and increased general and administrative expenses of the Company.

Liquidity and Capital Resources

OVERVIEW. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the six months ended December 31, 2000, the Company incurred a net loss of $4,176,000. Although the Company has an accumulated deficit of $23,264,000 as of December 31, 2000, the Company has made substantial progress over the past several quarters with respect to its overall financial position. As of December 31, 2000 total net equity of the Company increased to $18,698,000 as compared to a net deficit of ($2,685,000) as of December 31, 1999. Additionally, the Company received monetary support from a significant investor during fiscal year 2000. Such support enabled the Company to more effectively manage its cash commitments and indebtedness. Additional equity may be required during the upcoming quarters in fiscal 2001 and the Company is actively pursuing various financing alternatives.

As of December 31, 2000 the Company’s cash position is $544,000. Additionally, available borrowings under the Company’s notes payable to banks at December 31, 2000 is $265,000. Such availability will be utilized in the near term to address the Company’s existing accounts payable, notes payable and inventory purchase commitments. The Company believes its current cash position and availability under its credit facilities may be inadequate to address immediate cash requirements as dictated by the Company’s existing commitments. As such, the Company is actively pursuing any and all potential financing alternatives to raise immediate short-term cash.

Potential additional sources of cash for use in future periods may include, but are not limited to, private or public placements of the Company’s securities and securing additional financing with certain financial institutions. In the event the Company is able to raise additional capital, the Company intends on using such proceeds to accelerate product development initiatives, add additional personnel as may be required and to pay down existing and any additional indebtedness. Given the significant improvement in the Company’s overall financial position during fiscal 2000, the Company believes that the probability of obtaining additional equity during fiscal 2001, although dependent on a number of uncontrollable external factors, has increased as compared to previous periods.

EQUITY. On October 14, 1998, NASDAQ delisted the Company because the Company did not meet the listing requirement of minimum net assets. The Company’s securities are currently traded on the OTC Bulletin Board. The delisting action has hampered the Company’s efforts to raise capital through a private placement of its stock with qualified investors. However, the Company employed several programs in an effort to help the Company preserve cash which, in the first and second fiscal quarters of 1999, was used to fund severance costs of terminated employees, to fund payroll and essential expenses and the purchase of supplies from critical vendors. First, a group of employees and affiliates volunteered to forego or delay salary, commission and other compensation payments through a restricted stock for cash program offered by Board resolution on August 10, 1998. Under that program a total of approximately 395,612 common shares were approved by the Board to compensate those employees and affiliates in return for cancellation of salary or other compensation payments totaling $52,320 and a delay of payment of another $62,206. These shares could not be pledged, sold or traded until November 30, 1999 at which time, under Rule 144, the restricted legend was removed from the certificates and the certificates are now freely tradable.

On December 29, 1999, the Company entered into an agreement with Wi-LAN Inc. (“Wi-LAN”), a leading provider of wireless data communications technology and products, to sell Wi-LAN $1.5 million in convertible debentures (the “1999 debentures”). The debentures, convertible into the Company’s common stock at any time by the holder, have a four-year term with a 10% interest rate with principal and interest due at maturity. The Company has no buy-back provision, and the conversion rate is one share per $1 in debentures, which approximated the fair value of the Company’s common stock on the date the Company entered into the agreement. On January 7, 2000, a closing on the Wi-LAN debentures was held whereby the Company received the proceeds from the first tranche of the debentures of $400,000. The remaining $1,100,000 in proceeds from the issuance of debentures was received prior to March 31, 2000. In connection with various transactions subsequent to the sale of the $1.5 million in debentures and through June 30, 2000, Wi-LAN has converted $1,278,900 of the 1999 debentures into 1,278,900 shares of the Company’s common stock. The outstanding amount of these 1999 debentures as of December 31, 2000 is $221,100. In connection with the agreement, Wi-LAN also received an option to purchase additional debentures of $1.5 million with similar terms but at a conversion rate to be determined by the market price of the Company’s common stock at the time the option is exercised. The expiration on the option to purchase additional debentures of $1.5 million is January 7, 2002.

Apart from the transactions described above, in January 2000, Wi-LAN purchased 1,738,159 shares of the Company’s common stock from MicroTel, another DTS shareholder, and the outstanding $2 million in debentures (the “1997 debentures”) with outstanding warrants from Finova Mezzanine Capital, a DTS lender. By converting $1,310,000 of the 1997 debentures, Wi-LAN received 1,310,000 shares of the Company’s common stock and gained over 50% of the outstanding common stock of the Company. Through the transaction with Finova, Wi-LAN also received outstanding warrants for 702,615 shares of common stock at an exercise price of $1 per share which expire in March 2004. All 702,615 warrants remain outstanding and exercisable as of December 31, 2000.

Additionally, Wi-LAN converted another $190,000 of the 1997 debentures into 190,000 shares of the Company’s common stock through September 30, 2000. The outstanding amount of the 1997 debentures as of December 31, 2000 is $500,000.

On March 31, 2000, Wi-LAN purchased 454,737 shares of the Company’s Series B preferred stock for $3 million in cash. The Company’s Series B Preferred Stock is convertible into common shares at $7.125 per share, the market closing price of the Company’s common stock on March 30, 2000.

In June 2000, Digital Transmission Systems, Inc. announced that Wi-LAN Inc. entered into a purchase and assignment agreement with the two former shareholders of Telcor to acquire the right to receive approximately 31% of the merger consideration still due to the former Telcor shareholders. According to the agreement, Wi-LAN acquired $6,100,000 of the original $20 million acquisition payable for $500,000 in cash and $5,600,000 by issuing the former Telcor shareholders a right to receive $5,600,000 of Wi-LAN common shares based on the market value of Wi-LAN shares on July 17, 2000, subject to a specified maximum number of shares. Wi-LAN may redeem all or part of the right for cash. In addition, Wi-LAN granted the former Telcor shareholders an option exercisable by August 31, 2000, to sell between $2,000,000 and $4,000,000 of additional merger consideration to Wi-LAN for the issuance of a right to receive Wi-LAN shares of equivalent value, based on the market value of Wi-LAN shares at October 30, 2000, subject to a specified maximum number of shares. The former Telcor shareholders exercised the option (mentioned above) on October 31, 2000 and agreed to sell $4,000,000 of merger consideration to Wi-LAN, Inc.

On November 30, 2000, the Company paid down the entire remaining acquisition payable balance of $7,655,400 through the issuance of common and Preferred stock. The Company issued 638,273 shares of its common stock valued at $2.064 per share and remitted a cash payment of $117,605 to the former shareholders of Telcor as final consideration owed to the former Telcor shareholders under the amended merger agreement. The value of $2.064 per share represents the share value calculated by the parties pursuant to the terms of the merger agreement as executed on March 31, 2000. Further, the Company issued 683,543 common shares valued at $2.064 per share and 2,330,217 shares of Series C Preferred Stock convertible into the Company’s common stock at $2.064 per share to Wi-LAN, Inc. also reflecting final payment of all remaining merger consideration then payable. The total consideration paid under the above transactions was $7,655,400 and represented the final payments for all amounts owed under the merger agreement, as amended, to the former shareholders of Telcor and to Wi-LAN, Inc.

On January 25, 2000, the Board of Directors of the Company approved a plan whereby certain compensation obligations of the Company to employees and Board members could be satisfied through the issuance of restricted common stock at the option of the holder. Approximately 30,000 shares of the Company’s common stock were issued to satisfy such obligations. The shares were issued at $3.56 per share (a 25% discount from the market closing price on January 25, 2000) and are restricted as to trade, pledge, or sale until January 25, 2001. The Company recorded $143,000 in compensation expense to reflect the satisfaction of these obligations which represented the fair market value of the shares issued.

LINE OF CREDIT ARRANGEMENTS. On April 10, 1997, DTS established a bank line of credit agreement with Silicon Valley Bank which makes available $2,500,000 in borrowings with availability based on DTS’s accounts receivable. The loan was amended on March 18, 1998 to increase the maximum eligible borrowing to the lesser of $4,000,000 or 80% of eligible receivables plus 30% of eligible inventory, as defined, through the maturity date of April 10, 2000. The loan is secured by DTS’s assets and bears interest at the rate of prime plus 2.25%. A net worth covenant was amended on March 16, 1998, requiring DTS to maintain a net worth of $1,000,000. In September 1998, DTS agreed to a UCC filing whereby all assets of DTS became collateral under the Agreement. The loan requires a monthly monitoring fee of $1,000 and a commitment fee of 0.125% due monthly on the unused portion of the facility. The agreement term is two years with an automatic renewal each year unless written notice of termination is given by one of the parties. DTS issued 60,000 two year warrants to Silicon Valley Bank at a strike price of $5.25 each as consideration for the amended agreement. On February 25, 1999, DTS signed an amendment to the loan agreement with Silicon Valley Bank which modified previous loan covenants and revised the maximum borrowing amount to $1,500,000. The revised covenants are primarily based upon minimum monthly and quarterly revenue levels. As consideration for the amended agreement, DTS issued 250,000 two year warrants for common stock of the Company at $0.119 per share which represents the market price of the Company’s common stock at the close of business on December 2, 1998 when the new agreement was reached.

On February 24, 2000, DTS signed an additional amendment to the loan agreement with Silicon Valley Bank which modified previous terms. Under the modified terms, the revised loan agreement bears a maturity date of April 10, 2001. Additionally, the revised and amended agreement increased the maximum borrowing to $2,500,000 and bears interest at prime plus 2 1/4 (11.75% at December 31, 2000). Covenants under the agreement were further revised to require certain minimum quarterly revenue and monthly income requirements. DTS was in compliance with all covenants imposed by the agreement as of December 31, 2000. Amounts outstanding under the DTS line of credit facility were $1,441,000 and $658,000 at December 31, 2000 and 1999, respectively.

Additionally, the Company’s wholly-owned subsidiary, Telcor Communications, Inc. (“Telcor”) has a revolving credit facility with a commercial bank (PNC Bank) at LIBOR plus 2.5% or prime, whichever is lower, the interest on which is payable monthly. Under the agreement, Telcor is allowed to borrow up to 85% of eligible accounts receivable and 50% of eligible inventory with an established limit of $17,000,000 as of December 31, 2000. At December 31, 2000, amounts outstanding under the Telcor line of credit facility are $9,423,000, and the interest rate was 10.0%. The line is collateralized by Telcor’s trade accounts receivable, inventories, and all other assets. The Telcor revolving line of credit will expire on May 11, 2002.

Under the agreement, Telcor is required to comply with certain covenants which include, but are not limited to, maintaining minimum requirements for debt to equity, net worth, cash flows, and capital expenditures. At December 31, 2000, Telcor was not in compliance with all covenants imposed by the line of credit agreement.

CASH. As of December 31, 2000, the Company had approximately $544,000 in cash and cash equivalents. For the six months ended December 31, 2000, $3,432,000 was used in operating activities as compared to cash provided by operations of $585,000 for the six months ended December 31, 1999. The net loss for the six months ended December 31, 2000 of $4,176,000 includes non-cash charges relating to depreciation and amortization of $2,255,000. Exclusive of non-cash charges, cash was used in operations primarily through an increase in inventory of $828,000 and a decrease in accounts payable of $2,219,000.

The Company purchased $745,000 and $11,000 of property and equipment during the six months ended December 31, 2000 and 1999, respectively. In addition, the Company capitalized certain software development costs paid to outside contractors. During the six months ended December 31, 2000, the Company capitalized $105,000 of such costs as compared to capitalized costs of $148,000 for the six months ended December 31, 1999.

Seasonality

The Company’s sales have been subject to quarterly fluctuations mainly due to the purchasing cycle of the Company’s major customers. Other fluctuations occur due to increased buildout of the telecommunications infrastructure during the summer months. The Company’s business plan is to continue the diversification of its product offerings, further develop its distribution channels and further expand its customer base. The Company believes that the implementation of this plan will decrease the seasonality of its sales. The Company operates with a moderate level of backlog for each product line due to advance purchase commitments and production lead times. The Company’s backlog at December 31, 2000 is $4,425,857.

Year 2000 (Y2K) Impact on Company’s Information Technology

Since the implementation of the Company’s Y2K compliant systems and processes in late 1999 and early 2000, the Company has not experienced any material or adverse effects nor any business interruptions resulting from Y2K compliance issues. The Company did not incur any costs associated with Y2K compliance issues.

New Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” which deferred implementation of SFAS 133 until fiscal quarters of fiscal years beginning after June 15, 2000.

SFAS 133 requires all derivatives to be carried on the balance sheet at fair value. Changes in the fair value of derivatives must be recognized in the Company’s Consolidated Statement of Operations when they occur; however there is an exception for derivatives that qualify as hedges as defined by SFAS 133. If a derivative qualifies as a hedge, a company can elect to use “hedge accounting” to eliminate or reduce the income statement volatility that would arise from reporting changes in a derivative’s fair value.

In June 2000, the FASB issued SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No.138 adds to the guidance related to accounting for derivative instruments and hedging activities. This statement should be adopted concurrently with SFAS 133. The adoption of both SFAS 133 and 138 has not materially impacted the Company’s financial results.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 summarizes existing guidance on revenue recognition. The implementation date of SAB 101 is no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company believes that implementation of SAB 101 will not have a material impact on the Company’s financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions involving Stock Compensation – an Interpretation of Accounting Principles Board Opinion No. 25.” FIN 44 provides guidance for certain issues that arose in applying APB 25. The provisions were effective July 1, 2000, and, generally, are applied prospectively. Adoption of FIN 44 has not materially impacted the Company’s financial results.

Important Considerations Related to Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of the Company’s management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (I) the strength of the U.S. economy in general and relevant foreign economies; (ii) the Company’s performance under current and future contracts; (iii) inflation and interest rate fluctuations; (iv) timely and successful implementation of processing systems to provide new products, improved functionality and increased efficiencies; (v) technological changes; (vi) acquisitions; (vii) the ability to increase market share and control expenses; (viii) changes in laws or regulations or other industry standards affecting the Company’s business which require significant product redevelopment efforts; (ix) the effect of changes in accounting policies and practices as may be adopted by the Financial Accounting Standards Board; (x) changes in the Company’s organization, compensation and benefit plans; (xi) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (xii) failure to successfully implement the Company’s Year 2000 modification plans substantially as scheduled and budgeted; and (xiii) the success of the Company at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on variable rate indebtedness. The Company’s primary interest rate risk relates to its variable rate bank credit facilities. At December 31, 2000, the Company’s total variable rate debt obligations was $10,864,000. A hypothetical 1% increase in the Company’s variable interest rate for a duration of one year would result in additional interest expense of approximately $109,000.

Part II. OTHER INFORMATION

Part II. OTHER INFORMATION

Items 1 — 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K

(A)	Exhibits

None.

(B)	Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the three months ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Digital Transmission Systems, Inc.

Date: February 14, 2001	By:	/s/ Andres C. Salazar
Andres C. Salazar
Chief Executive Officer

Date: February 14, 2001	By:	/s/ Clive N. W. Marsh
Clive N. W. Marsh, V.P. Finance
(Principal Accounting Officer)