Form 10-Q
period 2001-03-31
DIGITAL TRANSMISSION SYSTEMS INC \DE\
filed 2001-05-15
CIK 1005179

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

                  For the Quarterly Period Ended March 31, 2001

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


                                 (770) 798-1300
              (Registrant's telephone number, including area code)

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

The number of shares outstanding of the registrant's common stock as of May 14, 2001 was 11,796,594.

================================================================================

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX


PART I.         FINANCIAL INFORMATION                                                           PAGE

Item 1.         Financial Statements:

                Condensed Consolidated Balance Sheets at March 31, 2001
                     and June 30, 2000 (Unaudited)                                                3

                Condensed Consolidated Statements of Operations for the Three
                        Months ended March 31, 2001 and 2000 (Unaudited)                          4

                Condensed Consolidated Statements of Operations for the Nine
                     Months ended March 31, 2001 and 2000 (Unaudited)                             5

                Condensed Consolidated Statements of Cash Flows for the Nine
                     Months Ended March 31, 2001 and 2000 (Unaudited)                             6

                Notes to Condensed Consolidated  Financial Statements
                     (Unaudited)                                                                  7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                    11

Item 3.         Quantitative and Qualitative Disclosure about Market Risk                        20

PART II.                   OTHER INFORMATION

Items 1 - 5                Not applicable                                                        21

Item 6.                    Exhibits and Reports on Form 8-K                                      21

                           Signatures                                                            22

               DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (unaudited)

                        (in thousands, except share data)


                                                                                 MARCH 31,
                                 ASSETS                                             2001          JUNE 30, 2000
                                                                                 ----------       -------------
Current assets:
    Cash and cash equivalents                                                     $    689             1,646
    Trade accounts receivable, net of allowances for
      returns and doubtful accounts of $1,485 and $2,313
      at March 31, 2001 and June 30, 2000, respectively                             11,604            10,885
    Accounts receivable from related parties                                            56               161
    Inventories                                                                     12,464            13,117
    Prepaid expenses and other current assets                                          275               507
    Deferred income tax assets                                                       2,225             2,225
                                                                                  --------           -------
                Total current assets                                                27,313            28,541

Property and equipment, net                                                          4,669             4,898
Intangible assets, net                                                              12,129            15,717
Other assets                                                                         3,220             3,121
                                                                                  --------           -------

                Total assets                                                      $ 47,331            52,277
                                                                                  ========           =======

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable to banks                                                        $ 10,117             7,684
    Accounts payable and accrued liabilities                                        13,582            13,952
    Acquisition payable                                                                 --             7,655
    Accrued payroll and benefits                                                       306               241
    Notes payable to related parties                                                 3,198             3,000
    Current maturities of long term debt                                                77               146
    Current maturities of obligations under capital leases                              14                33
    Warranty accrual                                                                   603             1,112
                                                                                  --------           -------
                Total current liabilities                                           27,897            33,823
                                                                                  --------           -------
Long-term liabilities:
    Long term debt, excluding current maturities                                        --                 4
    Notes payable to related party                                                     721               721
    Obligations under capital leases, excluding current maturities                      --                44
    Deferred income tax liability                                                    2,225             2,225
                                                                                  --------           -------
                Total long-term liabilities                                         30,843            36,817
                                                                                  --------           -------
Shareholders' equity:
    Preferred stock, $0.01 par value, 10,000,000 shares authorized:
      Series A, convertible, liquidation preference of $1.00 per share,
         1,264,333 and 1,314,333 shares issued and outstanding at
         March 31, 2001 and June 30, 2000, respectively                              1,264             1,314
      Series B, convertible, liquidation preference of $7.125 per share,
         454,737 shares issued and outstanding at March 31, 2001                     3,000             3,000
      Series C, convertible, liquidation preference of $2.58 per share,
         2,330,217 shares issued and outstanding at March 31, 2001                   4,809                --
    Common stock - $0.01 par value, 50,000,000 shares authorized;
      11,796,594 and 10,240,070 shares issued and outstanding at
      March 31, 2001 and June 30, 2000, respectively                                   118               102
    Common stock subscribed                                                             --                41
    Additional paid-in capital                                                      32,845            30,299
    Notes receivable from stock sales                                                   --               (63)
    Accumulated deficit                                                            (25,548)          (19,233)
                                                                                  --------           -------
                Total shareholders' equity                                          16,488            15,460
                                                                                  --------           -------

                Total liabilities and shareholders' equity                        $ 47,331            52,277
                                                                                  ========           =======

See accompanying notes to condensed consolidated financial statements.

               DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements Of Operations
                                   (unaudited)
                      (in thousands, except per share data)



                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------
                                                                                    2001               2000
                                                                                  --------           -------
Net sales                                                                         $ 12,673           $ 3,145
Cost of sales                                                                        8,982             1,957
                                                                                  --------           -------
   Gross profit                                                                      3,691             1,188
                                                                                  --------           -------

Selling, general and administrative                                                  3,177               763
Product development                                                                    459               112
Depreciation and amortization                                                        1,971                79

                                                                                  --------           -------
   Total operating expenses                                                          5,607               954
                                                                                  --------           -------

   Operating (loss) income                                                          (1,916)              234

Other income                                                                             2                --
Interest expense, net                                                                 (350)              (81)
                                                                                  --------           -------

(Loss) income before income taxes                                                   (2,264)              153

Income taxes                                                                            --                --
                                                                                  --------           -------

     Net (loss) income                                                            $ (2,264)          $   153
                                                                                  --------           -------

Preferred stock dividends                                                              (20)               --

     Net (loss) income attributable to common shareholders                        $ (2,284)          $   153
                                                                                  --------           -------

Net (loss) income per share - basic and diluted:
   Net (loss) income per share - basic                                            $  (0.19)          $  0.03
                                                                                  ========           =======
   Net (loss) income per share - diluted                                          $  (0.19)          $  0.01
                                                                                  ========           =======

Weighted average common shares outstanding:
  Basic                                                                             11,734             5,187
                                                                                  --------           -------
  Diluted (1)                                                                       11,734            11,800
                                                                                  --------           -------

(1) Potentially dilutive securities not included for the three months ended March 31, 2001 as their effect would be anti-dilutive

        See accompanying notes to condensed consolidated financial statements.

               DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements Of Operations
                                   (unaudited)
                      (in thousands, except per share data)



                                                                                  NINE MONTHS ENDED MARCH 31,
                                                                                  ---------------------------
                                                                                    2001              2000
                                                                                  --------           --------
Net sales                                                                         $ 36,212           $ 6,887
Cost of sales                                                                       25,076             4,289
                                                                                  --------           -------
   Gross profit                                                                     11,136             2,598
                                                                                  --------           -------

Selling, general and administrative                                                 11,077             1,535
Product development                                                                  1,010               519
Depreciation and amortization                                                        4,183               357
                                                                                  --------           -------
   Total operating expenses                                                         16,270             2,411
                                                                                  --------           -------

   Operating (loss) income                                                                               187
                                                                                    (5,134)

Other expense, net                                                                     (58)               --
Interest expense, net                                                               (1,248)             (291)
                                                                                  --------           -------

Loss before income taxes                                                            (6,440)             (104)

Income taxes                                                                            --                --
                                                                                  --------           -------

     Net loss                                                                     $ (6,440)          $  (104)

Preferred stock dividends                                                              (40)               --

     Net loss attributable to common shareholders                                 $ (6,480)          $  (104)
                                                                                  --------           -------

Net loss per share - basic and diluted:
   Net loss per share - basic                                                     $  (0.59)          $ (0.02)
                                                                                  ========           =======
   Net loss per share - diluted                                                   $  (0.59)          $ (0.02)
                                                                                  ========           =======

Weighted average common shares outstanding:
  Basic                                                                             10,973             5,187
                                                                                  --------           -------
  Diluted (1)                                                                       10,973             5,187
                                                                                  --------           -------

(1) Potentially dilutive securities not included as their effect would be anti-dilutive

        See accompanying notes to condensed consolidated financial statements.

               DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (unaudited - in thousands)

                                                                                  NINE MONTHS ENDED MARCH 31,
                                                                                  ---------------------------
                                                                                    2001              2000
                                                                                  --------           -------
Cash flows from operating activities:
  Net loss                                                                        $ (6,440)          $  (104)
  Adjustments to reconcile net loss
   to net cash (used in) provided by operating activities:
     Depreciation and amortization
                                                                                     4,183               357
  Changes in assets and liabilities:
     Trade and other accounts receivable                                              (719)           (1,096)
     Inventories                                                                       653                81
     Prepaid expenses and other assets
                                                                                       286               (96)
     Accounts payable and other accrued expenses
                                                                                       112             1,491
     Warranty accrual                                                                 (509)                4
                                                                                  --------           -------
Net cash (used in) provided by operating activities                                 (2,434)              637
                                                                                  --------           -------

Cash flows from investing activities:
  Purchases of property and equipment
                                                                                      (871)              (26)
  Additions to capitalized product development costs                                  (105)             (175)

  Acquisition of business, net of cash acquired                                         --            (2,426)
                                                                                  --------           -------
Net cash used in investing activities
                                                                                      (976)           (2,627)
                                                                                  --------           -------

Cash flows from financing activities:
  Net borrowings under line of credit agreement                                      2,433               703
  Proceeds from issuance of Preferred Stock - Series B                                  --             3,000
  Proceeds from issuance of convertible debentures                                      --             1,500
  Proceeds from exercise of stock options                                               20               134
                                                                                  --------           -------
Net cash provided by financing activities                                            2,453             5,337
                                                                                  --------           -------

Net (decrease) increase in cash and cash equivalents                                  (957)            3,347
Cash and cash equivalents at beginning of period                                     1,646               217
                                                                                  --------           -------
Cash and cash equivalents at end of period                                        $    689           $ 3,564
                                                                                  ========           =======

Supplemental disclosure of cash paid for:
    Interest                                                                      $    894           $    98
                                                                                  ========           =======
Supplemental disclosure of non-cash operating and financing activities:
   Conversion of $1,710 of convertible debentures to common stock                       --           $ 1,710
                                                                                  ========           =======
   Issuance of Series C Preferred Stock to reduce acquisition payable             $  4,809                --
                                                                                  ========           =======
   Issuance of common stock to reduce acquisition payable                         $  2,728                --
                                                                                  ========           =======
Detail of acquisition:
   Fair value of net assets acquired at March 31, 2000                                  --             6,693

   Excess of consideration over fair value of net assets at March 31,                   --            18,867
     2000
   Acquisition payable recorded                                                         --           (20,560)
   Common stock issued                                                                  --            (2,500)
                                                                                  --------           -------
   Cash paid for acquisition                                                            --             2,500
   Cash acquired in acquisition                                                         --               (74)
                                                                                  --------           -------
   Net cash paid for acquisition                                                        --           $ 2,426
                                                                                  ========           =======

     See accompanying notes to consolidated financial statements.

               DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (UNAUDITED)

1.       DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES.

Digital Transmission Systems, Inc. ("DTS") and subsidiaries (collectively termed the "Company") designs, manufactures, repairs, refurbishes, and markets a broad range of products for the wireless telecommunications ("telecom") industry. The Company's primary customers are domestic and international wireless service providers, including those offering cellular telephone services and Personal Communication Services ("PCS"), and domestic and international resellers/integrators who sell to and service wireless and wireline with telecom equipment.

The Company's products of original design, consisting of proprietary software and hardware modules, facilitate the control, monitoring, and efficient transmission of high-speed digital information through wireless public or private telecommunications networks. The Company's network access products enable wireless service providers to give their customers economical, high quality access to public and private networks and various telecommunications services. Important product requirements in the market segments the Company serves include high feature density, modularity, quality performance and compactness. The Company's products meet these requirements and are suitable for both wireline and wireless service environments. Through its wholly-owned subsidiary, Asurent Technologies, Inc. ("Asurent Technologies" formerly known as Telcor Communications, Inc.), the Company also acquires and markets de-installed and refurbished telecom equipment originally designed and manufactured by leading telecom equipment suppliers such as Nokia, Lucent, and Ericsson. In addition, Asurent Technologies offers repair services to its customers on products from third party vendors. Major customers of DTS and Asurent Technologies also include Nextel, Alltel Wireless and Alltel Supply, Dobson Cellular, Lucent, and Verizon.

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

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, and to obtain additional financing or refinancing as may be required. Heretofore, the Company has been able to satisfy its immediate short-term cash requirements through increasing equipment sales and accelerating collections coupled with managing vendor accounts and relationships. The Company is actively pursuing additional equity financing through discussions with potential investors.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2000.

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

A total of 2,939,052 of additional common shares related to the potential conversion of warrants and shares attributable to convertible securities were excluded from the computation of diluted net loss per share in the three months ended March 31, 2001, because the exercise price of these securities was greater than the average market price of the Company's common stock. In addition, the Company excluded all remaining convertible preferred stock, warrants, outstanding stock options and convertible debentures from the calculations of diluted net loss per share as all such securities are anti-dilutive for the three months ended March 31, 2001. The total potential number of dilutive equivalent common shares excluded was 3,283,467 for the three month period ended March 31, 2001.

3.       LEGAL MATTERS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

4.       INVENTORIES

The Company's products, consisting of proprietary software and hardware modules, facilitate the control, monitoring, and efficient transmission of high-speed digital information through public or private telecommunications networks offering wireless services. The Company purchases both new and used hardware for applications in telecommunications and computer networking required by wireless service providers. Used hardware is refurbished and tested prior to shipment. Inventories are stated at the lower of cost or market. Cost is determined using average cost which approximates the first-in, first-out (FIFO) method. The Company purchases de-installed telecom equipment individually and in bulk lots. Cost is allocated to individual items in bulk purchases based on management's assessment of each item's value in relation to the total cost of the purchase. The Company has established a valuation allowance for inventories based on a review of composition, quantity, and expected future usage or sales of inventories including expected sales prices. The Company plans on conducting a complete physical inventory observation for all inventories on hand at June 30, 2001.

5.       COMPREHENSIVE INCOME (LOSS)

No statements of comprehensive income (loss) have been included in the accompanying condensed consolidated financial statements since comprehensive income (loss) and net income (loss) presented in the accompanying condensed consolidated statements of operations would be the same.

6.       SEGMENT REPORTING

The Company's operations are classified into two reportable business segments for the three and nine months ended March 31, 2001: Asurent Technologies, Inc. (formerly Telcor Communications, Inc.) and DTS. Prior to the acquisition of Asurent Technologies on March 31, 2000, the Company operated in one reportable segment: developer of proprietary equipment for wireless service providers. The Company's two reportable segments are currently managed as separate divisions; however, the Company is in the process of integrating several functions of the two divisions.

Segment information for the three months ended March 31, 2001:

A reconciliation of the Company's segment information for the three months ended March 31, 2001 to the respective information in the condensed consolidated financial statements is as follows:

                                         DTS           ASURENT TECH.         TOTAL
                                       --------        -------------        --------
        Sales                          $  3,122             9,551            12,673
        Operating loss                   (1,439)             (477)           (1,916)
        Net loss                         (1,543)             (721)           (2,264)
        Total assets                     19,854            27,477            47,331
        Depreciation and amortization     1,632               339             1,971
        Capital expenditures                115                11               126

Segment information for the nine months ended March 31, 2001:

A reconciliation of the Company's segment information for the nine months ended March 31, 2001 to the respective information in the condensed consolidated financial statements is as follows:

                                         DTS           ASURENT TECH.         TOTAL
                                       --------        -------------        --------

        Sales                          $  7,802            28,410            36,212
        Operating loss                   (3,410)           (1,724)           (5,134)
        Net loss                         (3,788)           (2,652)           (6,440)
        Total assets                     19,854            27,477            47,331
        Depreciation and amortization     3,236               947             4,183
        Capital expenditures                216               655               871


7.    UNAUDITED PRO FORMA DATA

The following unaudited pro forma combined financial data of Digital Transmission Systems, Inc. ("DTS") and Asurent Technologies, Inc. (formerly Telcor Communications, Inc.) combine the consolidated financial information of DTS for the three and nine months ended March 31, 2000 with the consolidated financial information of Asurent Technologies for the three and nine months ended March 31, 2000. We have prepared the unaudited pro forma information using the purchase method of accounting as if the acquisition took place at the beginning of the periods presented. The pro forma information does not give effect to any restructuring costs, expenses due to terminated full-time or contract employees, discontinued product lines, inventory write-downs, increased reserves, one-time cost of sales adjustments, merger transactional expenses or to any potential expense savings or other operating efficiencies that could result from the merger.

The unaudited pro forma combined financial information is not intended to represent what the combined company's financial position or results of operations would have been had the merger occurred at the beginning of the earliest period presented or to project the combined financial position or results of operations for any future date or period.

   PRO FORMA DATA - THREE AND NINE MONTHS ENDED MARCH 31, 2000 (000'S OMITTED)


                                                       NINE MONTHS          THREE MONTHS
                                                       ENDED MAR. 31,     ENDED MAR. 31,
                                                            2000                2000
                                                       --------------     ----------------
        Revenues                                         $ 53,204           $  14,651
        (Loss) income before extraordinary items             (311)                728
        Net (loss) income                                    (311)                728
        Net (loss) income per share:
        Basic                                                (.06)                .14
        Diluted                                              (.06)                .06


8.       INTANGIBLE ASSETS

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

During the quarter ended March 31, 2001, the Company formally changed the name of its wholly-owned subsidiary from Telcor Communications, Inc. to Asurent Technologies, Inc. As such, the Company began accelerating the amortization of that portion of goodwill that was assigned to the value of the inherited trade name - "Telcor Communications, Inc." - as recorded at the time of acquisition on March 31, 2000. The accelerated amortization will serve to write off the remaining balance of the trade name intangible asset by June 30, 2001. The accelerated amortization resulted in an additional $672,000 in amortization expense recognized during the quarter ended March 31, 2001. As of March 31, 2001, the unamortized portion of the trade name intangible asset is $3,961,226.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Digital Transmission Systems, Inc. ("DTS") and subsidiaries (collectively termed the "Company") designs, manufactures, repairs, refurbishes, and markets a broad range of products for the wireless telecommunications ("telecom") industry. The Company's primary customers are domestic and international wireless service providers, including those offering cellular telephone services and Personal Communication Services ("PCS"), and domestic and international resellers/integrators who sell to and service wireless and wireline with telecom equipment.

The Company's products of original design, consisting of proprietary software and hardware modules, facilitate the control, monitoring, and efficient transmission of high-speed digital information through wireless public or private telecommunications networks. The Company's network access products enable wireless service providers to give their customers economical, high quality access to public and private networks and various telecommunications services. Important product requirements in the market segments the Company serves include high feature density, modularity, quality performance and compactness. The Company's products meet these requirements and are suitable for both wireline and wireless service environments. Through its wholly-owned subsidiary, Asurent Technologies, Inc. ("Asurent Technologies" formerly known as Telcor Communications, Inc.), the Company also acquires and markets de-installed and refurbished telecom equipment originally designed and manufactured by leading telecom equipment suppliers such as Nokia, Lucent, and Ericsson. In addition, Asurent Technologies offers repair services to its customers on products from third party vendors. Major customers of DTS and Asurent Technologies also include Nextel, Alltel Wireless and Alltel Supply, Dobson Cellular, Lucent, and Verizon.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

The following table sets forth certain financial data derived from the Company's statement of operations for the three months ended March 31, 2001 and March 31, 2000 (dollars in thousands).


                                              THREE MONTHS ENDED               THREE MONTHS ENDED
                                                  MARCH 31, 2001                  MARCH 31, 2000
                                            --------------------------      -------------------------
                                                $           % OF SALES           $        % OF SALES
                                            ----------      ----------      ----------    -----------
Net Sales                                     12,673            100           3,145          100
Gross Profit                                   3,691             29           1,188           38
Product development                              459              4             112            4
Selling, general and administrative            3,177             25             763           24
Net loss                                      (2,264)           (18)            153            5

NET SALES. Net sales increased by 303%, to $12,673,000 for the three months ended March 31, 2001 from $3,145,000 for the three months ended March 31, 2000. The increase in sales was due in large part to the inclusion of revenue from the Company's' wholly-owned subsidiary, Asurent Technologies, Inc. The sales mix, and the corresponding percentage of total sales of the Company's products, is set forth in the chart below (dollars in thousands):

                                                              PERCENTAGE OF
                                                                  TOTAL
                            THREE MONTHS ENDED              THREE MONTHS ENDED
                                 MARCH 31,                      MARCH 31,
                                 ---------                      ---------
                           2001            2000             2001         2000
                         ---------        ---------       ---------    ---------
Flex T1/E1               $   3,122        $   2,938              25           93
Equipment sales              9,386               --              74           --
Other products                 165              207               1            7
                         ---------        ---------       ---------    ---------

Totals                   $  12,673        $   3,145             100          100
                         =========        =========       =========    =========




Revenues from the Company's FlexT1/E1 product line increased 6% from $2,938,000 for the three months ended March 31, 2000 to $3,122,000 for the three months ended March 31, 2001 due to greater demand for the Company's network access products from its two largest customers. Equipment sales of $9,386,000 and $0 were recorded for the three month periods ended March 31, 2001 and 2000, respectively. The increase is due to the acquisition of Telcor Communications, Inc. (now Asurent Technologies) on March 31, 2000. The Company began consolidating the results of operations of Asurent Technologies on April 1, 2000 and, accordingly, no equipment sales were recorded during the three month period ended March 31, 2000. Asurent Technologies sales for the three month period ended March 31, 2001 were less than the same period a year ago due to discontinuance of certain consumer oriented product lines and other products not targeted to wireless carriers.

GROSS PROFIT. Cost of sales consists of component costs, compensation costs and the overhead costs related to the production and shipping of the Company's products, along with the support and warranty expense associated with such products. Gross profit increased 211% from $1,188,000 for the three month period ended March 31, 2000 to $3,691,000 for the three month period ended March 31, 2001. As a percentage of sales, gross profit decreased from 38% for the three month period ended March 31, 2000 to 29% for the three month period ended March 31, 2001. The decrease reflects the inclusion of a significant portion of lower margin sales of new and refurbished equipment as realized by the Company's subsidiary, Asurent Technologies, during the three month period ended March 31, 2001. Margins on new and refurbished equipment sales at Asurent Technologies have historically ranged from 25% to 35% depending upon the product mix and customer.

PRODUCT DEVELOPMENT. Product development expense consists of personnel costs, consulting, supplies and prototyping expenses. Product development expenses increased 310%, to $459,000 for the three months ended March 31, 2001 from $112,000 for the three months ended March 31, 2000. The increase in product development expense for the three month period ended March 31, 2001 is primarily due to increased spending on new development projects. As a percentage of sales, product development costs remained consistent at 4% of sales for the three month periods ended March 31, 2001 and 2000.

SELLING, GENERAL AND ADMINISTRATIVE. Selling expense consists primarily of compensation costs for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of occupancy costs and compensation expenses for administrative and finance personnel, as well as accounting, legal and consulting fees. Selling, general and administrative expense increased by 316%, to $3,177,000 for the three months ended March 31, 2001 from $763,000 for the three months ended March 31, 2000. The increase is attributable to the Company's acquisition of Telcor Communications, Inc. (now named Asurent Technologies, Inc.) on March 31, 2000. The Company began consolidating the results of operations of Asurent Technologies on April 1, 2000 and, as such, no comparable selling, general and administrative expense was recorded during the three month period ended March 31, 2000. For the three month period ended March 31, 2001, Asurent Technologies contributed $2,471,000 to total selling, general and administrative expenses. Excluding the Asurent Technologies contribution, selling, general and administrative expenses decreased by $57,000, or 7%, for the three month period ended March 31, 2001 as compared to the same period ended March 31, 2000. The decrease is attributable to reduced professional and legal fees as compared to the same period in the prior year. As of March 31, 2001 the Company had approximately 112 full-time employees reflecting an increase in overall headcount of 82, from 30 full-time employees as of March 31, 2000. Total selling, general and administrative costs were 25% of total sales for the three months ended March 31, 2001 as compared to 24% of sales for the three months ended March 31, 2000.

NET LOSS. For the three month period ended March 31, 2001, the Company recorded a net loss of $2,264,000 as compared to a net profit of $153,000 reported for the three month period ended March 31, 2000. The increase in the net loss is primarily a result of amortization of intangible assets recorded as a result of the Asurent Technologies (formerly "Telcor") acquisition on March 31, 2000, additional selling general and administrative expenses, and increased interest costs. Interest expense of the Company increased from $81,000 for the three months ended March 31, 2000 to $350,000 for the three months ended March 31, 2001. Excluding depreciation and amortization charges, the Company would have recorded operating income of $55,000 for the three month period ended March 31, 2001.

NINE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

The following table sets forth certain financial data derived from the Company's statement of operations for the nine months ended March 31, 2001 and March 31, 2000 (dollars in thousands).

                                                    NINE MONTHS ENDED             NINE MONTHS ENDED
                                                      MARCH 31, 2001                MARCH 31, 2000
                                                      -------------                 --------------
                                                   $               % OF SALES     $            % OF SALES
                                               ------------------------------------------------------------
Net Sales                                       36,212               100          6,887              100
Gross Profit                                    11,136                31          2,598               38
Product development                              1,010                 3            519                8
Selling, general and administrative             11,077                31          1,535               22
Net loss                                        (6,440)              (18)          (104)              (2)

NET SALES. Net sales increased 426%, to $36,212,000 for the nine months ended March 31, 2001 from $6,887,000 for the nine months ended March 31, 2000. The sales mix, and the corresponding percentage of total sales of the Company's products, is set forth in the chart below (dollars in thousands):


                                                              PERCENTAGE OF
                                                                   TOTAL
                            NINE MONTHS ENDED                NINE MONTHS ENDED
                                 MARCH 31,                       MARCH 31,
                                 ---------                      ----------
                           2001            2000            2001         2000
                         -------          -------         -------      -------
Flex T1/E1               $ 7,802          $ 6,548              22           95
Equipment sales           28,000               --              77           --
Other products               410              339               1            5
                         -------          -------         -------      -------

Totals                   $36,212          $ 6,887             100          100
                         =======          =======         =======      =======


Revenues from the Company's FlexT1/E1 product line increased 19% from $6,548,000 for the nine months ended March 31, 2000 to $7,802,000 for the nine months ended March 31, 2001. Equipment sales of $28,000,000 and $0 were recorded for the nine month periods ended March 31, 2001 and 2000, respectively. The increase is due to the acquisition of Telcor Communications, Inc. (now Asurent Technologies) on March 31, 2000. The Company began consolidating the results of operations of Asurent Technologies on April 1, 2000 and, accordingly, no equipment sales were recorded during the nine month period ended March 31, 2000.

GROSS PROFIT. Cost of sales consists of component costs, compensation costs and the overhead costs related to the production and shipping of the Company's products, along with the support and warranty expense associated with such products. Gross profit increased 329% from $2,598,000 for the nine month period ended March 31, 2000 to $11,136,000 for the nine month period ended March 31, 2001. As a percentage of sales, gross profit decreased from 38% for the nine month period ended March 31, 2000 to 31% for the nine month period ended March 31, 2001. The decrease reflects the inclusion of a significant portion of lower margin sales of new and refurbished equipment as realized by the Company's subsidiary, Asurent Technologies, Inc. during the nine month period ended March 31, 2001. Margins on new and refurbished equipment sales at Asurent Technologies have historically ranged from 25% to 35% depending upon the product mix and customer.

PRODUCT DEVELOPMENT. Product development expense consists of personnel costs, consulting, supplies and prototyping expenses. Product development expenses increased 95%, to $1,010,000 for the nine months ended March 31, 2001 from $519,000 for the nine months ended March 31, 2000. The increase in product development expense for the nine month period ended March 31, 2001 is primarily due to increased spending on new development projects and an increase in engineering headcount. Further, approximately $105,000 of development costs related to new projects were capitalized for the nine month period ended March 31, 2001 as compared to $175,000 for the nine month period ended March 31, 2000. As a percentage of sales, product development costs were 3% for the nine months ended March 31, 2001 and 8% for the nine months ended March 31, 2000.

SELLING, GENERAL AND ADMINISTRATIVE. Selling expense consists primarily of compensation costs for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of occupancy costs and compensation expenses for administrative and finance personnel, as well as accounting, legal and consulting fees. Selling, general and administrative expense increased by 622%, to $11,077,000 for the nine months ended March 31, 2001 from $1,535,000 for the nine months ended March 31, 2000. The increase is primarily attributable to the Company's acquisition of Telcor Communications, Inc. (now named Asurent Technologies, Inc.) on March 31, 2000. The Company began consolidating the results of operations of Asurent Technologies on April 1, 2000 and, as such, no comparable selling, general and administrative expense was recorded during the nine month period ended March 31, 2000. For the nine month period ended March 31, 2001, Asurent Technologies contributed $9,008,000 to total selling, general and administrative expenses. Excluding the Asurent Technologies contribution, selling, general and administrative expenses increased by $534,000 for the nine month period ended March 31, 2001 as compared to the same period ended March 31, 2000. The increase is attributable to additional personnel compensation costs as a result of an overall increase in headcount. As of March 31, 2001, the Company had approximately 112 full-time employees reflecting an increase in overall headcount of 82, from 30 full-time employees as of March 31, 2000. Total selling, general and administrative costs were 31% of total sales for the nine months ended March 31, 2001 as compared to 22% of sales for the nine months ended March 31, 2000.

NET LOSS. The net loss increased to $6,440,000 for the nine months ended March 31, 2001, from $104,000 for the nine months ended March 31, 2000. The increase in the net loss is primarily a result of amortization of intangible assets recorded as a result of the Asurent Technologies (formerly "Telcor") acquisition on March 31, 2000, additional selling general and administrative expenses, and increased interest costs. Interest expense of the Company increased from $291,000 for the nine months ended March 31, 2000 to $1,248,000 for the nine months ended March 31, 2001. Excluding depreciation and amortization charges, the Company's operating loss for the nine month period ended March 31, 2001 would have been $951,000 which reflects additional product development charges and increased general and administrative expenses of the Company.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the nine months ended March 31, 2001, the Company incurred a net loss of $6,440,000. Although the Company has an accumulated deficit of $25,548,000 as of March 31, 2001, the Company has made substantial progress over the past several quarters with respect to its overall financial position. As of March 31, 2001 total net equity of the Company increased to $16,488,000 as compared to net equity of $4,811,000 as of March 31, 2000. Additionally, the Company received monetary support from a significant investor during fiscal year 2000. Such support enabled the Company to more effectively manage its cash commitments and indebtedness. Additional equity may be required during the upcoming quarters in calendar 2001 and the Company is actively pursuing various financing alternatives.

As of March 31, 2001 the Company's cash position is $689,000. Additionally, available borrowings under the Company's notes payable to banks at March 31, 2001 is $215,000. Such availability will be utilized in the near term to address the Company's existing accounts payable, notes payable and inventory purchase commitments. The Company believes its current cash position and availability under its credit facilities may be inadequate to address immediate cash requirements as dictated by the Company's existing commitments. As such, the Company continues to actively pursuing any and all potential financing alternatives to raise immediate short-term cash.

Potential additional sources of cash for use in future periods may include, but are not limited to, private or public placements of the Company's securities, securing additional financing with certain financial institutions and the sale of existing Company assets. In the event the Company is able to raise additional capital, the Company intends on using such proceeds to accelerate product development initiatives, add additional personnel as may be required and to pay down existing and any additional indebtedness. The Company has been unsuccessful to date in obtaining external financing from both current and prospective investors but plans to continue to seek external funding to further the Company's strategic direction.

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

On December 29, 1999, the Company entered into an agreement with Wi-LAN Inc. ("Wi-LAN"), a leading provider of wireless data communications technology and products, to sell Wi-LAN $1.5 million in convertible debentures (the "1999 debentures"). The debentures, convertible into the Company's common stock at any time by the holder, have a four-year term with a 10% interest rate with principal and interest due at maturity. The Company has no buy-back provision, and the conversion rate is one share per $1 in debentures, which approximated the fair value of the Company's common stock on the date the Company entered into the agreement. On January 7, 2000, a closing on the Wi-LAN debentures was held whereby the Company received the proceeds from the first tranche of the debentures of $400,000. The remaining $1,100,000 in proceeds from the issuance of debentures was received prior to March 31, 2000. In connection with various transactions subsequent to the sale of the $1.5 million in debentures and through June 30, 2000, Wi-LAN has converted $1,278,900 of the 1999 debentures into 1,278,900 shares of the Company's common stock. The outstanding amount of these 1999 debentures as of March 31, 2001 is $221,100. In connection with the agreement, Wi-LAN also received an option to purchase additional debentures of $1.5 million with similar terms but at a conversion rate to be determined by the market price of the Company's common stock at the time the option is exercised. The expiration on the option to purchase additional debentures of $1.5 million is January 7, 2002.

Apart from the transactions described above, in January 2000, Wi-LAN purchased 1,738,159 shares of the Company's common stock from MicroTel, another DTS shareholder, and the outstanding $2 million in debentures (the "1997 debentures") with outstanding warrants from Finova Mezzanine Capital, a DTS lender. By converting $1,310,000 of the 1997 debentures, Wi-LAN received 1,310,000 shares of the Company's common stock and gained over 50% of the outstanding common stock of the Company. Through the transaction with Finova, Wi-LAN also received outstanding warrants for 702,615 shares of common stock at an exercise price of $1 per share which expire in March 2004. All 702,615 warrants remain outstanding and exercisable as of March 31, 2001.

Additionally, Wi-LAN converted another $190,000 of the 1997 debentures into 190,000 shares of the Company's common stock through September 30, 2000. The outstanding amount of the 1997 debentures as of March 31, 2001 is $500,000.

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

On November 30, 2000, the Company paid down the entire remaining acquisition payable balance of $7,655,400 through the issuance of common and Preferred stock. The Company issued 638,273 shares of its common stock valued at $2.064 per share and remitted a cash payment of $117,605 to the former shareholders of Telcor as final consideration owed to the former Telcor shareholders under the amended merger agreement. The value of $2.064 per share represents the share value calculated by the parties pursuant to the terms of the merger agreement as executed on March 31, 2000. Further, the Company issued 683,543 common shares valued at $2.064 per share and 2,330,217 shares of Series C Preferred Stock convertible into the Company's common stock at $2.064 per share to Wi-LAN, Inc. also reflecting final payment of all remaining merger consideration then payable. The total consideration paid under the above transactions was $7,655,400 and represented the final payments for all amounts owed under the merger agreement, as amended, to the former shareholders of Telcor and to Wi-LAN, Inc.

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

On February 24, 2000, DTS signed an additional amendment to the loan agreement with Silicon Valley Bank which modified previous terms. Under the modified terms, the revised loan agreement bears a maturity date of April 10, 2001. Additionally, the revised and amended agreement increased the maximum borrowing to $2,500,000 and bears interest at prime plus 2 1/4 (10.25% at March 31, 2001). Covenants under the agreement were further revised to require certain minimum quarterly revenue and monthly income requirements.

On February 16, 2001, DTS signed an additional amendment to the loan agreement with Silicon Valley Bank which modified previous terms. Under the modified terms, covenants imposed by the agreement were revised. All revenue and income covenants previously enforced were removed and replaced with a single covenant requiring a minimum level of net tangible equity on a monthly basis. DTS was in compliance with all covenants imposed by the agreement as of March 31, 2001. Amounts outstanding under the DTS line of credit facility were $1,552,000 and $2,068,000 at March 31, 2001 and 2000, respectively.

On April 10, 2001, DTS signed an additional amendment to the loan agreement with Silicon Valley Bank that extended the maturity date of the loan agreement to April 10, 2002. No other terms of the agreement were changed.

Additionally, the Company's wholly-owned subsidiary, Asurent Technologies, Inc. ("Asurent Technologies" formerly Telcor Communications, Inc.) has a revolving credit facility with a commercial bank (PNC Bank) at LIBOR plus 2.5% or prime, whichever is lower, the interest on which is payable monthly. Under the agreement, Asurent Technologies is allowed to borrow up to 85% of eligible accounts receivable and 50% of eligible inventory with an established limit of $11,000,000 as of March 31, 2001. On February 8th, 2001 Asurent Technologies ammended their agreement with PNC Bank. The new ammendment reduced the established limit of the line of credit from $17,000,000 to $11,000,000. At March 31, 2001, amounts outstanding under the Asurent Technologies line of credit facility are $8,565,000, and the interest rate was 8.0%. The line is collateralized by Asurent Technologies' trade accounts receivable, inventories, and all other assets. The Asurent Technologies revolving line of credit is scheduled to expire on May 11, 2002. Under the agreement, Asurent Technologies is required to comply with certain covenants which include, but are not limited to, maintaining minimum requirements for debt to equity, net worth, cash flows, and capital expenditures. At March 31, 2001, Asurent Technologies was not in compliance with all covenants imposed by the line of credit agreement.

CASH. As of March 31, 2001, the Company had approximately $689,000 in cash and cash equivalents. For the nine months ended March 31, 2001, $2,434,000 was used in operating activities as compared to cash provided by operations of $637,000 for the nine months ended March 31, 2000. The net loss for the nine months ended March 31, 2001 of $6,440,000 includes non-cash charges relating to depreciation and amortization of $4,183,000. Exclusive of non-cash charges, cash was used in operations primarily through an increase in accounts receivable of $719,000 and a net decrease in accounts payable, accrued expenses and warranty costs of $397,000.

Heretofore, the Company has been able to satisfy its immediate short-term cash requirements through increasing equipment sales and accelerating collections coupled with managing vendor accounts and relationships.

The Company purchased $871,000 and $26,000 of property and equipment during the nine months ended March 31, 2001 and 2000, respectively. In addition, the Company capitalized certain software development costs paid to outside contractors. During the nine months ended March 31, 2001, the Company capitalized $105,000 of such costs as compared to capitalized costs of $175,000 for the nine months ended March 31, 2000.

OTHER MANAGEMENT DISCUSSION AND ANALYSIS

Subsidiary Name Change. On March 1, 2001, the Company's wholly-owned subsidiary, Telcor Communications, Inc., changed its name from Telcor Communications to Asurent Technologies, Inc. to reflect the subsidiary's new management structure and global vision as it enters the new millennium. The Company further plans on changing its overall corporate identity and structure from Digital Transmission Systems, Inc. to Asurent, Inc. before the end of calendar year 2001. Asurent, Inc. will serve as a holding company for two wholly-owned subsidiaries - Asurent Wireless, Inc. and Asurent Technologies, Inc. The overall corporate identity change is subject to shareholder approval at the Company's annual shareholder meeting scheduled for late 2001. Additional details and background information on the identity change will be properly included with any mailing of shareholder voting materials.

New Product Direction. The Company had announced previously that it had intentions of developing products for the LMDS market by licensing and incorporating W-OFDM technology from Wi-LAN, the Company's major investor. After developing a business case that reviewed current LMDS competitors, product standards, frequency allocation in various global markets and investment requirements, the Company has determined that the investment requirements and market risk associated with such products do not justify expected returns. The Company has now abandoned all efforts to develop LMDS products and will continue to focus on developing products for its core market - network access equipment for wireless carriers.

Shareholder Debt. On March 22, 2001 the Company notified former shareholder's of Telcor Communications, Inc. that a $3 million note due and payable on April 1, 2001 would not be paid by the Company until an adequate assessment of the Company's claims submitted pursuant to its rights under the Agreement and Plan of Merger By and Among Telcor Communications, Inc., ICT Acquisition Corp. and Digital Transmission Systems, Inc. has been performed. It is the Company's position that any amounts deemed owed the Company pursuant to the claims review can be used to offset any amounts owed the former shareholder's of Telcor.

Management Changes/Consulting Agreement. Lance Weller, co-founder of Telcor Communications, Inc. (now Asurent Technologies, Inc.), remained an employee of the Company through February 9, 2001, a little more than 10 months after the merger with DTS. During that time Mr. Weller was engaged in the management transition whereby a new President and other officers were recruited and installed as the operational management team at Asurent Technologies. Through February 9, 2002 Mr. Weller will be paid a severance compensation, amounting to a base pay of approximately $20,833 a month, which is in compliance with the employment agreement he signed at the time of the merger and for which he agreed to certain non-compete conditions. In return, Mr. Weller has agreed to serve as a consultant to the Company, assisting in marketing and sales whereby he may be involved in the purchase and sale of equipment on behalf of the Company but only under the supervision and consent of the Company's sales management.

SEASONALITY

The Company's sales have been subject to quarterly fluctuations mainly due to the purchasing cycle of the Company's major customers. Other fluctuations occur due to increased buildout of the telecommunications infrastructure during the summer months. The Company's business plan is to continue the diversification of its product offerings, further develop its distribution channels and further expand its customer base. The Company believes that the implementation of this plan will decrease the seasonality of its sales. The Company operates with a moderate level of backlog for each product line due to advance purchase commitments and production lead times. The Company's backlog for its network access products at March 31, 2001 is $3,990,019 and is primarily deliverable through June 30, 2001.

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

In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." SFAS No.138 adds to the guidance related to accounting for derivative instruments and hedging activities. This statement should be adopted concurrently with SFAS 133. The adoption of both SFAS 133 and 138 has not materially impacted the Company's financial results.

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

In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation - an Interpretation of Accounting Principles Board Opinion No. 25." FIN 44 provides guidance for certain issues that arose in applying APB 25. The provisions were effective July 1, 2000, and, generally, are applied prospectively. Adoption of FIN 44 has not materially impacted the Company's financial results.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on variable rate indebtedness. The Company's primary interest rate risk relates to its variable rate bank credit facilities. At March 31, 2001, the Company's total variable rate debt obligations was $10,117,000. A hypothetical 1% increase in the Company's variable interest rate for a duration of one year would result in additional interest expense of approximately $101,000.

                           PART II. OTHER INFORMATION


PART II. OTHER INFORMATION
--------------------------------------------------------------------------------


ITEMS 1 - 5 ARE NOT APPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         None.

(B)      REPORTS ON FORM 8-K

         The registrant did not file any reports on Form 8-K during the three months ended March 31, 2001.

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Digital Transmission Systems, Inc.



Date:   May 14, 2001                       By:     /s/ Andres C. Salazar
                                               ------------------------------
                                                      Andres C. Salazar
                                                    Chief Executive Officer


Date:   May 14, 2001                       By:    /s/  Clive N. W. Marsh
                                               --------------------------------
                                               Clive N. W. Marsh, V.P. Finance
                                               (Principal Accounting Officer)