Form 10-K
period 2001-06-30
DIGITAL TRANSMISSION SYSTEMS INC \DE\
filed 2001-09-28
CIK 1005179

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

               FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 1-14198

                             ---------------------

                       DIGITAL TRANSMISSION SYSTEMS, INC.
       (Exact name of small business issuer as specified in its charter)

              DELAWARE                                        58-2037949
    (State or other jurisdiction                           (I.R.S. Employer
  of incorporation or organization)                       Identification No.)
       3400 RIVER GREEN COURT
             DULUTH, GA                                          30096
   (Address of principal executive                            (Zip Code)
                office)

                                 (770) 497-4500
                (Issuer's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                               ON WHICH REGISTERED
-------------------                              ---------------------
Common Stock..........................  Philadelphia and Boston Stock Exchanges

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                  Common Stock
                                (Title of Class)

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Total revenues for the registrant for the fiscal year ended June 30, 2001 were: $47,265,332, including discontinued operations.

    At September 27, 2001, there were 11,814,119 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates (based upon the closing price quoted on the OTC Bulletin Board at September 27, 2001 was approximately $2,362,824.

    Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

    Documents incorporated by reference: The Company's 2001 Proxy Statement to filed with the Commission in October 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Digital Transmission Systems, Inc. ("DTS") and subsidiaries (collectively termed the "Company") designs, manufactures, repairs and markets a broad range of products for the telecommunications ("telecom") industry. The Company's primary customers are long-distance carriers, domestic and international wireless service providers, including those offering cellular telephone services and Personal Communication Services ("PCS"), and domestic and international resellers/integrators who sell to and service end users with telecom equipment.

The Company's products of original design, consisting of proprietary software and hardware modules, facilitate the control, monitoring, and efficient transmission of high-speed digital information through public or private telecommunications networks. The Company's network access products enable telecommunications service providers to give their customers economical, high quality access to public and private networks and various telecommunications services. These services include voice and high speed data transmission, access to the Internet and video and desktop conferencing. Important product requirements in the market segments the Company serves include high feature density, modularity, quality performance and compactness. The Company's products meet these requirements and are suitable for both wireline and wireless service environments. Major customers of DTS include Nextel, Alltel Wireless and Alltel Supply.

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

In late fiscal 2001, the Company's Board of Directors approved a plan to divest of its de-installed telecommunications equipment business (Asurent Technologies, Inc. -- formerly Telcor Communications). The business, which includes a repair services unit, will continue to operate while the Company seeks and evaluates divestiture alternatives for Asurent Technologies. The financial statements have been reclassified to exclude the operating results of Asurent Technologies and account for them as discontinued operations (See Note 15 to the accompanying consolidated financial statements). The following discussion relates only to the Company's continuing operations. The decision for divestiture was based on a thorough strategic and financial review of the Company's operations and subsidiaries coupled with the consideration of the severe macroeconomic conditions in the telecommunications industry. The Company decided to only retain those segments that will potentially provide self-generated positive and profitable growth in the near-term as access to external financing has been difficult to obtain in recent periods.

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

The Company has focused on the equipment needs of the wireless service industry. Future needs will require the more efficient use of the frequency bands used by the wireless carriers in offering current or future services especially those requiring high speed or broadband digital data rates. The Company's association with Wi-LAN, Inc., a developer and licensor of high speed wireless technology in Calgary, Canada, has permitted the Company to potentially address such future equipment needs with W-OFDM technology from Wi-LAN. This patented technology allows the more efficient utilization of the limited bandwidth that wireless carriers are licensed to use. The Company believes the following trends are contributing and will continue to contribute to the growth in demand for its products and services:

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

THE DTS SOLUTION

DTS has developed an integrated, systems-based, high-speed network control and access solution for wireless and wireline networks that consists of the family of access devices -- FlexT1(R), FlexE1(TM), microFlex(TM) and the IP Processor. In fiscal 1998 the Company introduced microFlex, a DS-1 cross connect switch which addresses the need for high speed line concentration in wireless carrier networks and in wireline applications. In April 1999 the Company introduced the IP Processor, a device that allows connectivity to the internet from cell sites in a wireless carrier network. The Company believes that its products can be combined to offer whole product solutions that provide significant differentiation from competitive offerings in the marketplace with respect to size, price, feature density and reliability.

The FlexT1 and FlexEl network access products provide integrated access to public network services for both domestic ("T1") and international ("El") markets. The FlexT1 and FlexEl are provided in a compact physical package, are expandable and allow an end user to access many of the business services available from the public network. These products also enable the sharing of telecommunication facilities among the different services, such as voice, video, the Internet and facsimile, thus reducing the number of access lines the user must lease and potentially reducing overall telecommunications expenses. A companion product to the FlexT1/E1 family is microFlex(TM), a cross connect switch or "DACS" (Digital Access Cross Connect Switch). The microFlex offers non-blocking DS0 cross connect capability for up to sixteen T1's or E1's in one RU (1.75in.) high package. This product has applications in hubbing or grooming environments involving many broadband lines such as those found when concentration of voice lines from several cell sites are necessary before transport to the central switching center.

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

INTERFLEX

InterFlex is the newest member of the Flex family of network access and connectivity products. InterFlex combines the functions of an STS-1/DS3/DS1/DS0 digital Cross-Connect Switch and a Voice & Data Access Multiplexer into a single compact unit. Wireless carriers can use InterFlex at cell sites to groom signals from base stations and ancillary equipment into one or more T1s or into a T3. At a Hub site, T1s from remote cell sites can be multiplexed into a T3 or STS-1 signal.

Partially full T1s can also be combined in the digital cross-connect switch to reduce the number of T1s and minimize transmission costs. The InterFlex has two chassis options: an 11 slot chassis occupying 10.15 inches (6 RUs) of vertical space and supporting up to 88 T1s, or a 4 slot horizontal model supporting 32 T1s in 5.25 inches (3 RUs) of vertical space. Application modules range from STS-1, T3, and T1 network cards, to a variety of router/hub, voice and data cards. An N+1 protection switch is also available to provide redundancy for the T3, STS-1, and octal T1 card sets.

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

MANUFACTURING

For its products of proprietary design, DTS currently outsources most subassembly, board assembly and testing to high quality suppliers which are ISO 9002 certified. For products designed by other manufacturers and sold as refurbished items with warranty, DTS does repair and testing of those products using its facilities and personnel with rare exception.

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

High quality is demanded by all DTS' customers. The Company continues to strive for quality in the design and the manufacturing of products in order to attain a competitive advantage. All key procedures in the Company have been documented and Company policy requires that employees follow these procedures. It is the Company's belief that this policy promotes consistency in the delivery of value to the customer. This effort led to ISO 9001 certification for the Company in December 1994, and numerous successful follow-up compliance surveillance audits for products of original design.

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

The technologies listed above are being used by the Company's product development group to design wireless products and enhancements for the FlexT1/El platform. Future Company products will potentially exploit the bandwidth efficiencies offered with the use of the patented broadband wireless technology from Wi-LAN, Inc.

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

RESEARCH AND DEVELOPMENT COSTS

During fiscal years 2001 and 2000, the Company's expenditures in product development were $1,527,000 and $759,000, respectively. The increase in spending from 2000 to 2001 is primarily due to additional compensation costs as a result of the additional hiring of approximately 11 hardware and software engineers during early fiscal 2001. During fiscal 2001 and 2000, the Company capitalized approximately $105,000 and $174,000 in software development costs primarily for the continued development and enhancement of the Internet Protocol Processor card set.

During fiscal years 2000 and 1999, the Company's expenditures in product development were $759,000 and $1,353,000, respectively. The decrease in spending from 1999 to 2000 is primarily due to the divestiture of SouthTech, Inc., the Company's international subsidiary. During fiscal 2000, the Company capitalized approximately $174,000 in software development costs primarily for the continued development and enhancement of the Internet Protocol Processor card set. During fiscal 1999, the Company capitalized approximately $136,000 in software development costs primarily for the development of the Company's ELP (Enhanced Lightning Protection) Card set.

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

EMPLOYEES

As of June 30, 2001, the operating unit of the Company, apart from Asurent Technologies, had approximately 41 full-time employees, of whom 14 are technical personnel engaged in developing the Company's products, 11 are marketing and sales personnel, approximately 9 are quality assurance and operations personnel and 7 are involved in administration and finance. All of the Company's employees are full-time. The Company's employees are not unionized and the Company believes that its employee relations are good.

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

ITEM 2.  PROPERTIES

The Company's primary operations are located in an approximately 160,000 square foot facility in a modern business park in Duluth (in the greater Atlanta, Georgia area). The Company leases the Duluth facility under a five year lease with an irrevocable trust for the children of the former shareholders of Asurent Technologies (formerly Telcor Communications, Inc.) Base annual rent under this lease approximates $909,000 per year.

The Company believes its facilities are suitable and adequate for its current purposes but will seek facilities more appropriate for its operations after the divestiture of Asurent Technologies.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

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

On February 18, 1997 the Common Stock and Warrants underlying the Units began trading separately and the Units ceased to trade. Both the Common Stock and Warrants traded on the NASDAQ Market and the Philadelphia and Boston exchanges. On October 14, 1998, the Company's securities ceased to be listed on NASDAQ and continue to trade on the OTC Bulletin Board. The Company's publicly traded warrants expired on March 5, 2001. The price per share of the Company's Common Stock in the table below represents the range of low and high closing sale prices as reported by the NASDAQ Stock Market or the OTC Bulletin Board for the quarters indicated:

                       Quarter Ended                          High Price   Low Price
------------------------------------------------------------  ----------   ---------
June 30, 1999                                                  $ 0.8125     $0.2187
September 30, 1999                                             $ 0.4688     $0.2188
December 31, 1999                                              $ 2.1250     $0.2500
March 31, 2000                                                 $12.4375     $2.2500
June 30, 2000                                                  $ 7.3750     $2.7500
September 30, 2000                                             $ 7.9375     $3.2500
December 31, 2000                                              $ 4.0312     $0.4688
March 31, 2001                                                 $ 2.4688     $0.5000
June 30, 2001                                                  $ 0.9000     $0.5100

The closing sale price of the Company's Common Stock as reported by the OTC Bulletin Board on June 30, 2001 was $0.51.

The total number of shareholders of record of the Company's common shares as of September 28, 2001 was approximately 83. Because a substantial portion of shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders beyond those represented by these record holders.

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in the business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company's historical financial statements and related footnotes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" immediately following this section.

Amounts are in thousands, except per share data, and relate to the continuing operations of the Company.

                                                         FY2001   FY2000   FY1999   FY1998   FY1997
                                                         ------   ------   ------   ------   ------
Net sales                                                11,811   10,085   7,538    15,579   14,484
Loss from continuing operations                           (853)   (1,700)   (424)   (8,380)  (4,190)
Loss from continuing operations per common share         (0.10)   (0.31)   (0.10)   (2.01)    (1.05)
Total assets                                             4,188    31,014   3,807    7,208    10,311
Long term debt                                             721      721    2,127       --        --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND SELECTED FINANCIAL DATA

The following discussion of the results of operations and financial condition should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.

OVERVIEW

During fiscal 2001, the Company created two subsidiaries -- Asurent Wireless, Inc. and Asurent Technologies, Inc. Asurent Wireless' operations encompass the design, manufacture and marketing of network access product lines of the Company (Flex products) while Asurent Technologies (formerly Telcor Communications) targets the de-installed telecommunications equipment market segment. The Asurent Technologies subsidiary was basically the result of a restructuring of Telcor Communications, a company purchased in March of 2000. During fiscal 2001 the Company engaged two different investment bankers to execute private placements of the Company's stock in order to increase cash reserves and provide additional working capital for its subsidiaries. The money raising activities by the two investment bankers did not provide the working capital required for the Company's growth in sales. With the advent of a severe downturn in telecommunications services domestically, the process of completing a private placement was abandoned. The Company has downsized in headcount and has implemented a number of expense reduction programs in order to preserve cash and prepare for any further downturn in telecommunications equipment sales. As a means to raise money for its remaining business, in late fiscal 2001 the Company's Board of Directors approved a plan to divest Asurent Technologies, Inc. The Company will seek and evaluate several divestiture alternatives. As a result of this Board approval, the financial statements have been reclassified to account for the operating results of Asurent Technologies as discontinued operations (See Note 15 to the accompanying consolidated financial statements). The following discussion relates only to the Company's continuing operations. The decision to exit the business was based on a thorough strategic and financial review of the Company's operations and subsidiaries coupled with the consideration of the severe macroeconomic conditions in the telecommunications industry. The Company decided to only retain those segments, addressed by the Asurent Wireless subsidiary, that will potentially provide self-generated profitable growth in the near-term, as access to external financing to provide working capital has been extremely difficult to obtain in recent periods. During fiscal 2001, Asurent Wireless' revenues grew 17% year over year and 57% since fiscal 1999. Earnings before interest, taxes, depreciation and amortization for Asurent Wireless totaled $140,000 during fiscal 2001.

COMPARISON OF YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000

The following table sets forth certain financial data derived from the Company's Statements of Operations (dollars in thousands):

                                                      YEAR ENDED              YEAR ENDED
                                                     JUNE 30, 2001          JUNE 30, 2000
                                                  -------------------     ------------------
                                                                % of                   % of
                                                     $         Sales         $        Sales
                                                  --------     ------     -------     ------
Net sales                                         $ 11,811       100      $10,085      100
Gross profit                                         5,046        43        3,752       37
Product development                                  1,527        13          759        8
Selling, general and administrative                  3,379        29        3,698       37
Loss from continuing operations                       (853)       (7)      (1,700)     (17)
Net loss                                           (38,077)     (322)      (3,815)     (38)

NET SALES. Net sales increased by 17%, to $11,811,000 for the year ended June 30, 2001, from $10,085,000 for the year ended June 30, 2000. The sales mix, and the resulting percentage of total sales, is shown in the table below (dollars in thousands):

                                                                             PERCENTAGE OF
                                                                                 TOTAL
                                               FISCAL YEAR                    FISCAL YEAR
                                             ENDED JUNE 30,                 ENDED JUNE 30,
                                       ---------------------------    ---------------------------
                                           2001           2000            2001           2000
                                       ------------   ------------    ------------   ------------
FlexT1/E1                              $     11,622   $      9,556              98             95
MicroFlex                                       139            283               1              3
Other products                                   50            246               1              2
                                       ------------   ------------    ------------   ------------
    Totals                             $     11,811   $     10,085             100            100
                                       ============   ============    ============   ============

During the year ended June 30, 2001, two customers accounted for greater than 10% each of the Company's consolidated sales. Nextel Communications and Nextel Partners represented 66% of total sales and Alltel (a reseller/integrator of telecommunications products) accounted for approximately 31% of the Company's sales. Revenues from the Company's FlexT1/E1 product line increased 22% from $9,556,000 in the year ended June 30, 2000 to $11,622,000 in the year ended June 30, 2001. The increase was primarily due to increased customer demand for the Company's network access products. The microFlex product, introduced in fiscal 1998, realized $139,000 in sales for fiscal 2001 compared to $283,000 in sales in fiscal 2000, a decrease of 51% due to lower customer demand for the microFlex product line during fiscal 2001.

GROSS PROFIT. Gross profit for the year ended June 30, 2001 increased 35% to $5,046,000 from $3,752,000 for the year ended June 30, 2000. As a percentage of sales, gross profit increased from 37% for the year ended June 30, 2000 to 43% for the year ended June 30, 2001. The increase reflects increased efficiencies in operations expense of the Company (a component of cost of sales) coupled with sales price increases across the major Flex product lines.

PRODUCT DEVELOPMENT. Product development expenses increased from $759,000 for the year ended June 30, 2000 to $1,527,000 for the year ended June 30, 2001. The increase in overall spending from 2000 to 2001 is primarily due to additional compensation costs as a result of the addition of a team of hardware and software engineers during early fiscal 2001.

Approximately $105,000 of software development costs related to new products were capitalized during the fiscal 2001 year, as compared to $174,000 during the year ended June 30, 2000. As a percentage of sales, total product development costs increased from 8% for the year ended June 30, 2000 to 13% for the year ended June 30, 2001. The increase, as a percentage of sales, is attributable to increased product development spending during the year ended June 30, 2001 as compared to the year ended June 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses of the Company decreased 9%, from $3,698,000 for the year ended June 30, 2000 to $3,379,000 for the year ended June 30, 2001.

Selling expenses increased by 23% from $1,380,000 for the year ended June 30, 2000 to $1,700,000 for the year ended June 30, 2001. The increase is primarily a result of the associated 17% increase in revenue and an increase in overall headcount of sales personnel during fiscal 2001. Selling expenses as a percentage of product sales remained consistent at 14% for the years ended June 30, 2001 and 2000.

General and administrative expenses for the Company decreased from $2,318,000 for the year ended June 30, 2000 to $1,679,000 for the year ended June 30, 2001. The decrease is primarily attributable to certain non-recurring charges of approximately $1,200,000 relating to an executive severance settlement and consolidation expenses borne by the Company during fiscal 2000. No such expenses were recorded during fiscal 2001. Offsetting the absence of the one-time charges in fiscal 2001 is an increase in overall headcount of the Company from 32 full-time employees at June 30, 2000 to 41 full-time employees at June 30, 2001.

NET LOSS. The net loss for the year increased from $3,815,000 for the year ended June 30, 2000 to a loss of $38,077,000 for the year ended June 30, 2001. Significant components of the current year loss include (1) a non-cash charge of $527,000 which represents depreciation and amortization, (2) write-downs to fair market value of certain assets of the Company's discontinued subsidiary and losses from the discontinued subsidiary's operations of approximately $37,224,000 and (3) interest and other expense of $466,000. The net loss from continuing operations decreased 50% from $1,700,000 for the year ended June 30, 2000 to $853,000 for the year ended June 30, 2001.

COMPARISON OF YEARS ENDED JUNE 30, 2000 AND JUNE 30, 1999

The following table sets forth certain financial data derived from the Company's Statements of Operations (dollars in thousands):

                                                   YEAR ENDED                 YEAR ENDED
                                                 JUNE 30, 2000               JUNE 30, 1999
                                               ------------------          -----------------
                                                            % of                       % of
                                                  $         Sales            $         Sales
                                               -------      -----          ------      -----
Net sales                                      $10,085       100           $7,538       100
Gross profit                                     3,752        37            2,774        37
Product development                                759         8            1,353        18
Selling, general and administrative              3,698        38            2,161        29
Loss from continuing operations                 (1,700)       17             (424)       (6)
Net loss                                        (3,815)      (22)            (424)       (6)

NET SALES. Net sales increased by 34%, to $10,085,000 for the year ended June 30, 2000, from $7,538,000 for the year ended June 30, 1999. The sales mix, and the resulting percentage of total sales, is shown in the table below (dollars in thousands):

                                                                             PERCENTAGE OF
                                                                                 TOTAL
                                               FISCAL YEAR                    FISCAL YEAR
                                             ENDED JUNE 30,                 ENDED JUNE 30,
                                       ---------------------------    ---------------------------
                                           2000           1999            2000           1999
                                       ------------   ------------    ------------   ------------
FlexT1/E1                              $      9,556   $      5,623              95             75
MicroFlex                                       283            459               3              6
SKYPLEX                                          --          1,402              --             18
Other products                                  246             54               2              1
                                       ------------   ------------    ------------   ------------
    Totals                             $     10,085   $      7,538             100            100
                                       ============   ============    ============   ============

During the year ended June 30, 2000, two customers accounted for greater than 10% each of the Company's consolidated sales. Nextel represented 60% of total sales and Alltel (a reseller/integrator of telecommunications products) accounted for approximately 35% of the Company's sales. Revenues from the Company's FlexT1/E1 product line increased over 70% from $5,623,000 in the year ended June 30, 1999 to $9,556,000 in the year ended June 30, 2000. The increase was primarily due to increased access to working capital as a result of the Wi-LAN investment on January 7, 2000. Such an investment enabled DTS to more effectively manage inventory levels and supplier relationships which in turn resulted in DTS's ability to more adequately serve its customers. Revenues from SKYPLEX (both international and domestic customers) decreased by 100% from $1,402,000 in the year ended June 30, 1999 to $0 in the year ended June 30, 2000. The decrease is due to the sale of the Company's international subsidiary (and the corresponding SKYPLEX product line) during FY1999. The microFlex product, introduced in fiscal 1998, realized $283,000 in sales for fiscal 2000 compared to $459,000 in sales in fiscal 1999, a decrease of 38%. The decrease is attributable to the sale of the Company's international subsidiary during fiscal 1999. Prior to the sale of the international subsidiary, the Company sold its microFlex product to certain international customers. Such international sales were eliminated after the sale of the subsidiary as the Company focused its operations on only servicing domestic customers.

GROSS PROFIT. Gross profit for the year ended June 30, 2000 increased 35% to $3,752,000 from $2,774,000 for the year ended June 30, 1999. As a percentage of sales, gross profit remained consistent at 37% for both the years ended June 30, 2000 and 1999. For the years ended June 30, 2000 and 1999, sales of the Company's FlexT1 and microFlex products represented approximately 98% and 81%, respectively, of total sales recorded for each respective fiscal year.

PRODUCT DEVELOPMENT. Product development expenses decreased from $1,353,000 for the year ended June 30, 1999 to $759,000 for the year ended June 30, 2000. Approximately $174,000 of software development costs related to new products were capitalized during the fiscal 2000 year, as compared to $136,000 during the year ended June 30, 1999. The decrease in product development costs is due to the sale of the Company's international subsidiary during fiscal 1999. Prior to the sale, the Company was developing international products (SKYPLEX) in addition to its domestic product offerings. As the international subsidiary was sold during fiscal 1999, no such international product development expense was incurred during the period ended June 30, 2000 thereby accounting for a majority of the decrease. As a percentage of sales, total product development costs decreased from 18% for the year ended June 30, 1999 to 8% for the year ended June 30, 2000. The decrease, as a percentage of sales, is attributable to lower product development spending and significantly higher revenues recorded during the year ended June 30, 2000 as compared to the year ended June 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses of the Company increased 71%, from $2,161,000 for the year ended June 30, 1999 to $3,698,000 for the year ended June 30, 2000. Selling expenses of the Company increased by 18% from $1,173,000 for the year ended June 30, 1999 to $1,380,000 for the year ended June 30, 2000. The increase is a result of increased selling costs due to the increase in revenue noted during fiscal 2000 as compared to fiscal 1999 coupled with an increase in additional marketing, travel and compensation expenses during fiscal 2000. Selling expenses as a percentage of sales decreased from 16% for the year ended June 30, 1999 to 14% for the year ended June 30, 2000.

General and administrative expenses for the Company increased from $988,000 for the year ended June 30, 1999 to $2,318,000 for the year ended June 30, 2000. The increase is primarily attributable to non-recurring charges of approximately $1,200,000 relating to an executive severance settlement and consolidation expenses recorded by the Company during fiscal 2000. Also contributing to the increase is an overall increase in headcount from approximately 27 employees at the end of fiscal 1999 to approximately 32 employees at the end of fiscal 2000.

NET LOSS. The net loss for the year increased from $424,000 for the year ended June 30, 1999 to a loss of $3,815,000 for the year ended June 30, 2000. Significant components of the fiscal 2000 loss include (1) non-cash charges of $421,000 which represents depreciation and amortization, (2) non-cash charges related to certain one-time severance and consolidation expenses mentioned above of approximately $1,200,000 and (3) losses from discontinued operations of approximately $2,115,000. For the year ended June 30, 1999, significant components of the net loss included depreciation and amortization charges of $853,000 and interest expense of $651,000 for a total of $1,504,000.

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

ACQUISITION OF DTS STOCK BY WI-LAN, INC. -- FISCAL 2000

On December 29, 1999, the Company entered into an agreement with Wi-LAN Inc. ("Wi-LAN"), a leading provider of wireless data communications technology and products, to sell Wi-LAN $1.5 million in convertible debentures (the "1999 debentures"). The debentures, convertible into the Company's common stock at any time by the holder, have a four-year term with a 10% interest rate with principal and interest due at maturity. The Company has no buy-back provision, and the conversion rate is one share per $1 in debentures, which approximated the fair value of the Company's common stock on the date the Company entered into the agreement. On January 7, 2000, a closing on the Wi-LAN debentures was held whereby the Company received the proceeds from the first tranche of the debentures of $400,000. The remaining $1,100,000 in proceeds from the issuance of debentures was received prior to March 31, 2000. In connection with various transactions subsequent to the sale of the $1.5 million in debentures and through June 30, 2001, Wi-LAN has converted $1,278,900 of the 1999 debentures into 1,278,900 shares of the Company's common stock. The outstanding amount of these 1999 debentures as of June 30, 2001 is $221,100. In connection with the agreement, Wi-LAN also received an option to purchase additional debentures of $1.5 million with similar terms but at a conversion rate to be determined by the market price of the Company's common stock at the time the option is exercised. The expiration on the option to purchase additional debentures of $1.5 million is January 7, 2002.

Apart from the transactions described above, in January 2000, Wi-LAN purchased 1,738,159 shares of the Company's common stock from MicroTel, another DTS shareholder, and the outstanding $2 million in debentures (the "1997 debentures") with outstanding warrants from Finova Mezzanine Capital, a DTS lender. By converting $1,310,000 of the 1997 debentures, Wi-LAN received 1,310,000 shares of the Company's common stock and gained over 50% of the outstanding common stock of the Company. Through the transaction with Finova, Wi-LAN also received outstanding warrants for 702,615 shares of common stock at an exercise price of $1 per share which expire in March 2004. All 702,615 warrants remain outstanding and exercisable as of June 30, 2001.

Additionally, Wi-LAN converted another $190,000 of the 1997 debentures into 190,000 shares of the Company's common stock through June 30, 2001. The outstanding amount of the 1997 debentures as of June 30, 2001 is $500,000.

On March 31, 2000, Wi-LAN purchased 454,737 shares of the Company's Series B preferred stock for $3 million in cash to be used in connection with the acquisition of Telcor Communications. The Company's Series B Preferred Stock is convertible into common shares at $7.125 per share, the market closing price of the Company's common stock on March 30, 2000.

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

ACQUISITION OF TELCOR COMMUNICATIONS, INC.

TRANSACTION SUMMARY

On March 31, 2000 the Company consummated the merger of Telcor Communications, Inc. ("Telcor"), a leading reseller of new and used wireless and wireline telecom equipment based in Duluth, Georgia, into a wholly-owned subsidiary of the Company. The merger consideration payable to the shareholders of Telcor was $25 million in a combination of the Company's common stock and cash. The amount of $5 million of the consideration was paid at closing with $2.5 million in cash and $2.5 million in common stock valued at $7.375 per share (the closing price of DTS common stock a few days before and after the announcement date). A total of 338,983 shares of DTS common stock were paid in connection with the closing on March 31, 2000. The remaining consideration of $20 million was due and payable on or before October 30, 2000.

The acquisition was accounted for by the purchase method of accounting, and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their fair value at the date of acquisition.

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

On November 30, 2000, the Company paid down the entire remaining acquisition payable balance of $7,655,400 (as of November 30, 2000) through the issuance of common and Preferred stock. The Company issued 638,273 shares of its common stock valued at $2.064 per share and remitted a cash payment of $117,605 to the former shareholders of Telcor as final consideration owed to the former Telcor shareholders under the amended merger agreement. The value of $2.064 per share represents the share value calculated by the parties pursuant to the terms of the merger agreement as executed on March 31, 2000. Further, the Company issued 683,543 common shares valued at $2.064 per share and 2,330,217 shares of Series C Preferred Stock convertible into the Company's common stock at $2.064 per share to Wi-LAN, Inc. also reflecting final payment of all remaining merger consideration then payable. The total consideration paid under the above transactions was $7,655,400 and represented the final payments for all amounts owed under the merger agreement, as amended, to the former shareholders of Telcor and to Wi-LAN, Inc.

SUMMARY OF TRANSACTION CONSIDERATION

                                                                   TOTAL
DATE               PAYMENT TO TELCOR STOCKHOLDERS                  CONSIDERATION PAID
----               ------------------------------                  ------------------
March 31, 2000     $2,500,000 in cash                                 $ 2,500,000
March 31, 2000     338,983 common shares at $7.375/share              $ 2,500,000
June 16, 2000      $500,000 in cash                                   $   500,000
June 29, 2000      1,350,000 common shares at $5.90/share             $ 7,965,000
Oct. 31, 2000      $117,605 in cash                                   $   117,605
Oct. 31, 2000      638,273 common shares at $2.064/share              $ 1,317,395
                                                                      -----------
                   Subtotal:                                          $14,900,000
                                                                      -----------

                   PAYMENT TO WI-LAN AS CONSIDERATION
                   FOR ASSUMING OBLIGATION OF
                   CONSIDERATION PAYABLE TO TELCOR                 TOTAL
DATE               STOCKHOLDERS                                    CONSIDERATION PAID
----               ----------------------------------------------  ------------------
June 29, 2000      657,559 common shares at $5.90/share               $ 3,879,600
November 30, 2000  683,543 common shares at $2.064/share              $ 1,410,832
November 30, 2000  Issuance of Preferred Stock Series C               $ 4,809,568
                                                                      -----------
                   Subtotal:                                          $10,100,000
                                                                      -----------
                   Total all consideration paid:                      $25,000,000
                                                                      -----------

NAME CHANGE

Telcor Communications, Inc. was renamed Asurent Technologies, Inc. during March 2001.

DISCONTINUANCE OF ACQUIRED BUSINESS UNIT

In late fiscal 2001, the Company's Board of Directors approved a plan to divest Asurent Technologies, Inc. -- formerly Telcor Communications -- from DTS. Asurent Technologies will continue to operate while the Board seeks and evaluates several divestiture alternatives. The financial statements have been reclassified to account for the operating results of Asurent Technologies as discontinued operations (See Note 15 to the accompanying consolidated financial statements). The following discussion relates only to the Company's continuing operations. The decision for divestiture was based on a thorough strategic and financial review of the Company's operations and subsidiaries coupled with the consideration of the severe macroeconomic conditions in the telecommunications industry. The Company decided to only retain those segments that will potentially provide self-generated profitable growth in the near-term, as access to external financing to provide working capital has been extremely difficult to obtain in recent periods.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended June 30, 2001 and 2000, the Company's continuing operations incurred losses of $853,000 and $1,700,000, respectively. Although a significant portion of the current year loss from operations is attributable to non-cash depreciation and amortization charges, the Company continues to require additional capital to properly service its indebtedness and fund future product development initiatives. Additional equity may be required during fiscal year 2002 and the Company is actively pursuing various financing alternatives. The Company attempted to raise capital throughout fiscal 2001 and was unable to secure adequate financing to assure the long term growth and profitability of the entire organization given the severity of the current downturn in the telecommunications industry. As such, the Board of Directors of the Company decided to approve a plan to divest of Asurent Technologies. Following the discontinuance, the Company will focus on the continued growth and profitability of its network access product division (Asurent Wireless) and continue to explore financing alternatives for working capital and product development initiatives throughout fiscal 2002.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. The Company is actively pursuing additional equity or debt financing through discussions with potential lenders and investors.

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

On December 29, 1999, the Company entered into an agreement with Wi-LAN Inc. ("Wi-LAN"), a leading provider of wireless data communications technology and products, to sell Wi-LAN $1.5 million in convertible debentures (the "1999 debentures"). The debentures, convertible into the Company's common stock at any time by the holder, have a four-year term with a 10% interest rate with principal and interest due at maturity. The Company has no buy-back provision, and the conversion rate is one share per $1 in debentures, which approximated the fair value of the Company's common stock on the date the Company entered into the agreement. On January 7, 2000, a closing on the Wi-LAN debentures was held whereby the Company received the proceeds from the first tranche of the debentures of $400,000. The remaining $1,100,000 in proceeds from the issuance of debentures was received prior to March 31, 2000. In connection with various transactions subsequent to the sale of the $1.5 million in debentures and through June 30, 2001, Wi-LAN has converted $1,278,900 of the 1999 debentures into 1,278,900 shares of the Company's common stock. The outstanding amount of these 1999 debentures as of June 30, 2001 is $221,100. In connection with the agreement, Wi-LAN also received an option to purchase additional debentures of $1.5 million with similar terms but at a conversion rate to be determined by the market price of the Company's common stock at the time the option is exercised. The expiration on the option to purchase additional debentures of $1.5 million is January 7, 2002.

Apart from the transactions described above, in January 2000, Wi-LAN purchased 1,738,159 shares of the Company's common stock from MicroTel, another DTS shareholder, and the outstanding $2 million in debentures (the "1997 debentures") with outstanding warrants from Finova Mezzanine Capital, a DTS lender. By converting $1,310,000 of the 1997 debentures, Wi-LAN received 1,310,000 shares of the Company's common stock and gained over 50% of the outstanding common stock of the Company. Through the transaction with Finova, Wi-LAN also received outstanding warrants for 702,615 shares of common stock at an exercise price of $1 per share which expire in March 2004. All 702,615 warrants remain outstanding and exercisable as of June 30, 2001.

Additionally, Wi-LAN converted another $190,000 of the 1997 debentures into 190,000 shares of the Company's common stock through June 30, 2001. The outstanding amount of the 1997 debentures as of June 30, 2001 is $500,000.

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

On January 25, 2000, the Board of Directors of the Company approved a plan whereby certain compensation obligations of the Company to employees and Board members could be satisfied through the issuance of restricted common stock at the option of the holder. Approximately 30,000 shares of the Company's common stock were issued to satisfy such obligations. The shares were issued at $3.56 per share (a 25% discount from the market closing price on January 25, 2000) and were restricted as to trade, pledge, or sale until January 25, 2001. The Company has recorded $143,000 in compensation expense to reflect the satisfaction of these obligations which represented the fair market value of the shares issued.

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

On February 24, 2000, DTS signed an additional amendment to the loan agreement with Silicon Valley Bank which modified previous terms. Under the modified terms, the revised loan agreement had a maturity date of April 10, 2001. Additionally, the revised and amended agreement increased the maximum borrowing to $2,500,000 with interest at prime plus 2.25% (9.00% at June 30, 2001). Covenants under the agreement were further revised to require certain minimum quarterly revenue and monthly income requirements.

On February 16, 2001, DTS signed an additional amendment to the loan agreement with Silicon Valley Bank which modified previous terms. Under the modified terms, covenants imposed by the agreement were revised. All revenue and income covenants previously enforced were removed and replaced with a single covenant requiring a minimum level of net tangible equity on a monthly basis. After the recording of numerous significant asset write-downs taken in late fiscal 2001 due to the planned divestiture of Asurent Technologies, the Company was subsequently not in compliance with the consolidated monthly minimum net tangible equity requirement imposed by Silicon Valley Bank. As the line of credit provided by Silicon Valley Bank is used primarily in the operations of Asurent Wireless, the Company will seek to have its covenants under the aforementioned line of credit agreement revised so that only the financial results of DTS excluding Asurent Technologies are subject to calculation in the revised covenants. The Company plans on obtaining a waiver for non-compliance at June 30, 2001 from Silicon Valley Bank and, in addition, the Company intends on securing an amendment to the loan agreement with respect to revised covenants in October 2001.

On April 10, 2001, DTS signed an additional amendment to the loan agreement with Silicon Valley Bank that extended the maturity date of the loan agreement to April 10, 2002. No other terms of the agreement were changed.

CASH. As of June 30, 2001, the Company had approximately $146,000 in cash and cash equivalents. For the year ended June 30, 2001, $1,084,000 was used in continuing operating activities as compared to cash provided by continuing operations of $300,000 for the year ended June 30, 2000. The loss from continuing operations for the period ended June 30, 2001 of $853,000 includes non-cash charges relating to depreciation and amortization of $527,000. Exclusive of the fiscal 2001 non-cash charges, cash was used in operations primarily through an increase in accounts receivable and inventory of $217,000 and $324,000, respectively, and a decrease in accounts payable and accrued liabilities of $699,000.

Heretofore, the Company has been able to satisfy its immediate short-term cash requirements through increasing product sales and accelerating collections coupled with managing vendor accounts and relationships.

The Company purchased $320,000 and $88,000 of property, plant and equipment during the years ended June 30, 2001 and 2000, respectively. In addition, the Company capitalized certain software development costs paid to outside contractors. During the year ended June 30, 2001, the Company capitalized $105,000 of such costs as compared to capitalized costs of $174,000 for the year ended June 30, 2000.

MANAGEMENT AND EMPLOYMENT AGREEMENTS

By agreement of the Board of Directors of the Company, Wi-LAN has a services agreement with the Company's Chief Executive Officer ("CEO") which provides for the CEO to provide services to Wi-LAN. Wi-LAN has accrued or paid the Company's CEO $80,833 and $65,439 during the years ended June 30, 2001 and 2000, respectively. The Company is also reimbursed by Wi-LAN for payments made by the Company to certain Wi-LAN United States-based sales personnel who provide services to Wi-LAN. The Company has recorded a receivable from Wi-LAN for these amounts of $25,000 and $161,000 at June 30, 2001 and 2000, respectively. Additionally, the Company has accrued or paid $61,000 and $251,000 in interest expense to Wi-LAN related to convertible debentures held by Wi-LAN during the years ended June 30, 2001 and 2000, respectively.

SEASONALITY

The Company's sales have been subject to quarterly fluctuations mainly due to the purchasing cycle of the Company's major customers. Other fluctuations occur due to increased build-out of the telecommunications infrastructure during certain months of the year. The Company's business plan is to continue the diversification of its product offerings, further develop its distribution channels and further expand its customer base. The Company believes that the implementation of this plan will decrease the seasonality of its sales. The Company operates with a moderate level of backlog for each product line due to advance purchase commitments and production lead times. At June 30, 2001, the Company's order backlog totaled $2,018,000.

LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes existing guidance on revenue recognition. The implementation date of SAB 101 for the Company was for the quarter ended June 30, 2001. The implementation of SAB 101 did not have a material impact on the Company's financial statements.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions involving Stock Compensation -- an Interpretation of APB Opinion No. 25. FIN 44 provides guidance for certain issues that arose in applying APB Opinion No. 25. The provisions of FIN 44 were effective for the Company on July 1, 2000. Adoption of FIN 44 did not materially affect the Company's financial results.

In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also provides that intangible assets acquired in a purchase method business combination must meet certain specified criteria in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.

Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective July 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. The Company does not expect Statement 141 or 142 to have a significant impact on its financial statements.

Also, in June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.

When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Statement 143 is effective for the Company beginning July 1, 2002. The Company does not expect Statement 143 to have a significant impact on its financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please see pages F-1 through F-23.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required herein will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission in October 2001 under the captions "Election of Directors" and "Executive Officers" and is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

The information required herein will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission in October 2001 under the captions "Election of Directors" and "Executive Officers" and is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required herein will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission in October 2001 under the captions "Election of Directors" and "Executive Officers" and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required herein will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission in October 2001 under the captions "Election of Directors" and "Executive Officers" and is incorporated by reference herein.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Supplemental schedules

Schedule I -- Valuation and Qualifying Accounts

(b) Reports on Form 8-K.

None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Digital Transmission Systems, Inc.

Under date of August 31, 2001, we reported on the consolidated balance sheets of Digital Transmission Systems, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended June 30, 2001, as contained in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Our report dated August 31, 2001, contains an explanatory paragraph that states that the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of that uncertainty.

/s/ KPMG LLP

Atlanta, Georgia
August 31, 2001

                       DIGITAL TRANSMISSION SYSTEMS, INC.

                SCHEDULE I -- VALUATION AND QUALIFYING ACCOUNTS
                                (000'S OMITTED)

                                        BALANCE AT
                                        BEGINNING    CHARGED TO COSTS                            BALANCE AT
                                        OF PERIOD      AND EXPENSES     OTHER   DEDUCTIONS(1)   END OF PERIOD
                                        ----------   ----------------   -----   -------------   -------------
Allowance for Doubtful Accounts and
  Returns:
  Year ended June 30, 1999                  733            528            --          --            1,261
  Year ended June 30, 2000                1,261            129            --        (999)             391
  Year ended June 30, 2001                  391             --            --         (23)             368
Inventory Reserve:
  Year ended June 30, 1999                1,327             50            --        (445)             932
  Year ended June 30, 2000                  932             --            --         (99)             833
  Year ended June 30, 2001                  833             50            --         (75)             808
Warranty Reserve:
  Year ended June 30, 1999                  618             81          (405)        (97)             197
  Year ended June 30, 2000                  197              3            --          --              200
  Year ended June 30, 2001                  200            345            --        (345)             200
Deferred tax valuation allowance
  Year ended June 30, 1999                6,944             --           180          --            7,124
  Year ended June 30, 2000                7,124             --           148          --            7,272
  Year ended June 30, 2001                7,272             --          8,538         --           15,810

(1) Inventory and accounts receivable deductions of reserve consist of write-offs of previously reserved amounts. Deductions of warranty reserve is based on satisfaction of respective warranty liability.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      DIGITAL TRANSMISSION SYSTEMS, INC.
September 28, 2001                                    /s/ Andres C Salazar
                                                      -----------------------------------------------------
                                                      by: Andres C. Salazar,
                                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


/s/ Andres C. Salazar                 Chief Executive Officer, Director (Principal         September 28, 2001
---------------------------------       Executive Officer)
Andres C. Salazar

/s/ Clive N. W. Marsh                 Vice President -- Finance and Administration         September 28, 2001
---------------------------------
Clive N. W. Marsh

/s/ Ed Kantor                         Director                                             September 28, 2001
---------------------------------
Ed Kantor

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report                                  F-2
Consolidated Balance Sheets as of June 30, 2001 and 2000      F-3
Consolidated Statements of Operations for the Years ended
  June 30, 2001, 2000, and 1999                               F-4
Consolidated Statements of Shareholders' Equity (Deficit)
  for the Years ended June 30, 2001, 2000, and 1999           F-5
Consolidated Statements of Cash Flows for the Years ended
  June 30, 2001, 2000, and 1999                               F-6
Notes to Consolidated Financial Statements                    F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Digital Transmission Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Digital Transmission Systems, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Transmission Systems, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KPMG LLP

Atlanta, Georgia
August 31, 2001

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                             June 30, 2001 and 2000
                (in thousands, except share and per share data)

                                                                2001      2000
                                                              --------   -------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                   $    146       996
  Trade accounts receivable, net of allowances for returns
    and doubtful accounts of $368 and $391 at June 30, 2001
    and 2000, respectively                                       1,638     1,285
  Accounts receivable from related party                            25       161
  Inventories                                                    1,446     1,172
  Prepaid expenses and other current assets                         --       248
  Net assets of discontinued operations                             --    26,169
                                                              --------   -------
         Total current assets                                    3,255    30,031
Property and equipment, net                                        227       326
Intangible assets, net                                             382       385
Other assets                                                       324       272
                                                              --------   -------
         Total assets                                         $  4,188    31,014
                                                              ========   =======

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable to banks                                      $  1,646     1,172
  Accounts payable                                               1,332     1,479
  Accrued liabilities                                              341       964
  Acquisition payable                                               --     7,655
  Accrued payroll and benefits                                     449       213
  Notes payable to related parties                               3,000     3,000
  Current maturities of long-term debt                              --       150
  Warranty accrual                                                 200       200
  Net liabilities of discontinued operations                    11,001        --
                                                              --------   -------
         Total current liabilities                              17,969    14,833
Notes payable to related parties                                   721       721
                                                              --------   -------
         Total liabilities                                      18,690    15,554
                                                              --------   -------
Shareholders' equity (deficit):
  Preferred stock, $0.01 par value, 10,000,000 shares
    authorized:
    Series A, convertible, liquidation preference of $1.00
     per share; 1,264,333 and 1,314,333 shares issued and
     outstanding at June 30, 2001 and 2000, respectively         1,264     1,314
    Series B, convertible, liquidation preference of $7.125
     per share; 454,737 shares issued and outstanding            3,000     3,000
    Series C, convertible, liquidation preference of $2.58
     per share; 2,330,217 shares issued and outstanding at
     June 30, 2001                                               4,810        --
  Common stock -- $0.01 par value; 50,000,000 shares
    authorized; 11,814,119 and 10,240,070 shares issued and
    outstanding at June 30, 2001 and 2000, respectively            118       102
  Common stock subscribed                                          302        41
  Additional paid-in capital                                    33,314    30,299
  Notes receivable from stock sales                                 --       (63)
  Accumulated deficit                                          (57,310)  (19,233)
                                                              --------   -------
         Total shareholders' equity (deficit)                  (14,502)   15,460
                                                              --------   -------
Commitments and contingencies (note 12)
         Total liabilities and shareholders' equity
          (deficit)                                           $  4,188    31,014
                                                              ========   =======

See accompanying notes to consolidated financial statements.

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                   Years ended June 30, 2001, 2000, and 1999
                     (in thousands, except per share data)

                                                                2001      2000     1999
                                                              --------   ------   ------
Net sales                                                     $ 11,811   10,085    7,538
Cost of sales                                                    6,765    6,333    4,764
                                                              --------   ------   ------
      Gross profit                                               5,046    3,752    2,774
                                                              --------   ------   ------
Selling, general, and administrative expenses                    3,379    3,698    2,161
Product development costs                                        1,527      759    1,353
Depreciation and amortization                                      527      421      853
                                                              --------   ------   ------
         Total operating expenses                                5,433    4,878    4,367
                                                              --------   ------   ------
         Operating loss                                           (387)  (1,126)  (1,593)
Interest expense, net of interest income                          (472)    (463)    (651)
Gain on sale of subsidiary                                          --       --    1,461
Other income (expense), net                                          6     (111)      --
                                                              --------   ------   ------
         Total other income (expense), net                        (466)    (574)     810
                                                              --------   ------   ------
         Loss before income taxes and extraordinary item          (853)  (1,700)    (783)
Income taxes                                                        --       --       --
                                                              --------   ------   ------
         Loss before extraordinary item                           (853)  (1,700)    (783)
Extraordinary gain on settlement of trade payables                  --       --      359
                                                              --------   ------   ------
         Loss from continuing operations                          (853)  (1,700)    (424)
Discontinued operations:
  Loss from operations of discontinued subsidiary (less
    applicable income taxes of $-0-)                           (21,122)  (2,115)      --
  Loss on disposal of subsidiary, including provision of
    $2,037 for operating losses during phase-out period
    (less applicable income taxes of $-0-)                     (16,102)      --       --
                                                              --------   ------   ------
         Net loss                                              (38,077)  (3,815)    (424)
Series B, preferred stock dividends                               (162)     (41)      --
Series C, preferred stock dividends                               (140)      --       --
                                                              --------   ------   ------
         Net loss attributable to common shareholders         $(38,379)  (3,856)    (424)
                                                              ========   ======   ======
Net loss per share -- basic and diluted:
  Before extraordinary item                                   $  (0.10)   (0.31)   (0.18)
  Extraordinary gain on settlement of trade payables                --       --     0.08
  Loss from discontinued operations of subsidiary                (3.33)   (0.37)      --
                                                              --------   ------   ------
         Net loss per share -- basic and diluted              $  (3.43)   (0.68)   (0.10)
                                                              ========   ======   ======
Weighted-average common shares outstanding                      11,182    5,670    4,318
                                                              ========   ======   ======

See accompanying notes to consolidated financial statements.

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
           Consolidated Statements of Shareholders' Equity (Deficit)
                   Years ended June 30, 2001, 2000, and 1999
                                 (in thousands)

                                                               PREFERRED STOCK,     PREFERRED STOCK,     PREFERRED STOCK,
                                                                   SERIES A             SERIES B             SERIES C
                                                              ------------------   ------------------   ------------------
                                                               NUMBER               NUMBER               NUMBER
                                                              OF SHARES            OF SHARES            OF SHARES
                                                               ISSUED     AMOUNT    ISSUED     AMOUNT    ISSUED     AMOUNT
                                                              ---------   ------   ---------   ------   ---------   ------
Balance at June 30, 1998                                           --     $  --        --      $  --         --     $  --
Exchange of convertible debentures for Series A preferred
 stock                                                          1,314     1,314        --         --         --        --
Exercise of stock options                                          --        --        --         --         --        --
Issuance of stock in lieu of compensation                          --        --        --         --         --        --
Stock compensation expense                                         --        --        --         --         --        --
Issuance of warrants in connection with financing                  --        --        --         --         --        --
Net loss                                                           --        --        --         --         --        --
                                                                -----     ------      ---      ------     -----     ------
Balance at June 30, 1999                                        1,314     1,314        --         --         --        --
Conversion of convertible debentures to common stock               --        --        --         --         --        --
Deferred financing costs on conversion of debentures               --        --        --         --         --        --
Issuance of stock in lieu of interest on convertible
 debentures                                                        --        --        --         --         --        --
Issuance of stock for exercise of options in connection with
 severance agreement                                               --        --        --         --         --        --
Exercise of stock options                                          --        --        --         --         --        --
Issuance of stock in connection with acquisition                   --        --        --         --         --        --
Issuance of stock to reduce acquisition payable                    --        --        --         --         --        --
Issuance of stock in lieu of compensation                          --        --        --         --         --        --
Issuance of warrants in connection with financing                  --        --        --         --         --        --
Issuance of Series B preferred stock                               --        --       455      3,000         --        --
Dividend on Series B preferred stock to be paid in common
 stock                                                             --        --        --         --         --        --
Net loss                                                           --        --        --         --         --        --
                                                                -----     ------      ---      ------     -----     ------
Balance at June 30, 2000                                        1,314     1,314       455      3,000         --        --
Issuance of stock to reduce acquisition payable                    --        --        --         --         --        --
Payment of dividend on Series B preferred stock with common
 stock                                                             --        --        --         --         --        --
Conversion of convertible debenture interest into common
 stock                                                             --        --        --         --         --        --
Employee stock purchases                                           --        --        --         --         --        --
Exercise of stock options                                          --        --        --         --         --        --
Preferred stock Series A conversion into common stock             (50)      (50)       --         --         --        --
Payment of trade payables through issuance of common stock         --        --        --         --         --        --
Issuance of Series C preferred stock                               --        --        --         --      2,330     4,810
Dividend on Series B preferred stock to be paid in common
 stock                                                             --        --        --         --         --        --
Dividend on Series C preferred stock to be paid on common
 stock                                                             --        --        --         --         --        --
Forgiveness of shareholder notes receivable                        --        --        --         --         --        --
Net loss                                                           --        --        --         --         --        --
                                                                -----     ------      ---      ------     -----     ------
Balance at June 30, 2001                                        1,264     $1,264      455      $3,000     2,330     $4,810
                                                                =====     ======      ===      ======     =====     ======


                                                                 COMMON STOCK
                                                              ------------------
                                                               NUMBER                COMMON     ADDITIONAL     UNEARNED
                                                              OF SHARES              STOCK       PAID-IN        STOCK
                                                               ISSUED     AMOUNT   SUBSCRIBED    CAPITAL     COMPENSATION
                                                              ---------   ------   ----------   ----------   ------------
Balance at June 30, 1998                                        4,191      $ 42        --         11,462         (56)
Exchange of convertible debentures for Series A preferred
 stock                                                             --        --        --             --          --
Exercise of stock options                                          59         1        --              1          --
Issuance of stock in lieu of compensation                         396         4        --             --          --
Stock compensation expense                                         --        --        --             --          56
Issuance of warrants in connection with financing                  --        --        --            188          --
Net loss                                                           --        --        --             --          --
                                                               ------      ----       ---         ------         ---
Balance at June 30, 1999                                        4,646        47        --         11,651          --
Conversion of convertible debentures to common stock            2,779        28        --          2,751          --
Deferred financing costs on conversion of debentures               --        --        --            (79)         --
Issuance of stock in lieu of interest on convertible
 debentures                                                        48        --        --            251          --
Issuance of stock for exercise of options in connection with
 severance agreement                                              167         2        --            833          --
Exercise of stock options                                         224         2        --            141          --
Issuance of stock in connection with acquisition                  339         3        --          2,497          --
Issuance of stock to reduce acquisition payable                 2,007        20        --         11,825          --
Issuance of stock in lieu of compensation                          30        --        --            143          --
Issuance of warrants in connection with financing                  --        --        --            286          --
Issuance of Series B preferred stock                               --        --        --             --          --
Dividend on Series B preferred stock to be paid in common
 stock                                                             --        --        41             --          --
Net loss                                                           --        --        --             --          --
                                                               ------      ----       ---         ------         ---
Balance at June 30, 2000                                       10,240       102        41         30,299          --
Issuance of stock to reduce acquisition payable                 1,321        13        --          2,715          --
Payment of dividend on Series B preferred stock with common
 stock                                                             26        --       (41)            41          --
Conversion of convertible debenture interest into common
 stock                                                             57         1        --             60          --
Employee stock purchases                                           62         1        --            117          --
Exercise of stock options                                          39        --        --             23          --
Preferred stock Series A conversion into common stock              50         1        --             49          --
Payment of trade payables through issuance of common stock         19        --        --             10          --
Issuance of Series C preferred stock                               --        --        --             --          --
Dividend on Series B preferred stock to be paid in common
 stock                                                             --        --       162             --          --
Dividend on Series C preferred stock to be paid on common
 stock                                                             --        --       140             --          --
Forgiveness of shareholder notes receivable                        --        --        --             --          --
Net loss                                                           --        --        --             --          --
                                                               ------      ----       ---         ------         ---
Balance at June 30, 2001                                       11,814      $118       302         33,314          --
                                                               ======      ====       ===         ======         ===


                                                                NOTES
                                                              RECEIVABLE                     TOTAL
                                                                 FROM                    SHAREHOLDERS'
                                                                STOCK      ACCUMULATED      EQUITY
                                                                SALES        DEFICIT       (DEFICIT)
                                                              ----------   -----------   -------------
Balance at June 30, 1998                                         (63)        (14,953)        (3,568)
Exchange of convertible debentures for Series A preferred
 stock                                                            --              --          1,314
Exercise of stock options                                         --              --              2
Issuance of stock in lieu of compensation                         --              --              4
Stock compensation expense                                        --              --             56
Issuance of warrants in connection with financing                 --              --            188
Net loss                                                          --            (424)          (424)
                                                                 ---         -------        -------
Balance at June 30, 1999                                         (63)        (15,377)        (2,428)
Conversion of convertible debentures to common stock              --              --          2,779
Deferred financing costs on conversion of debentures              --              --            (79)
Issuance of stock in lieu of interest on convertible
 debentures                                                       --              --            251
Issuance of stock for exercise of options in connection with
 severance agreement                                              --              --            835
Exercise of stock options                                         --              --            143
Issuance of stock in connection with acquisition                  --              --          2,500
Issuance of stock to reduce acquisition payable                   --              --         11,845
Issuance of stock in lieu of compensation                         --              --            143
Issuance of warrants in connection with financing                 --              --            286
Issuance of Series B preferred stock                              --              --          3,000
Dividend on Series B preferred stock to be paid in common
 stock                                                            --             (41)            --
Net loss                                                          --          (3,815)        (3,815)
                                                                 ---         -------        -------
Balance at June 30, 2000                                         (63)        (19,233)        15,460
Issuance of stock to reduce acquisition payable                   --              --          2,728
Payment of dividend on Series B preferred stock with common
 stock                                                            --              --             --
Conversion of convertible debenture interest into common
 stock                                                            --              --             61
Employee stock purchases                                         (19)             --             99
Exercise of stock options                                         --              --             23
Preferred stock Series A conversion into common stock             --              --             --
Payment of trade payables through issuance of common stock        --              --             10
Issuance of Series C preferred stock                              --              --          4,810
Dividend on Series B preferred stock to be paid in common
 stock                                                            --              --            162
Dividend on Series C preferred stock to be paid on common
 stock                                                            --              --            140
Forgiveness of shareholder notes receivable                       82              --             82
Net loss                                                          --         (38,077)       (38,077)
                                                                 ---         -------        -------
Balance at June 30, 2001                                          --         (57,310)       (14,502)
                                                                 ===         =======        =======

See accompanying notes to consolidated financial statements.

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                   Years ended June 30, 2001, 2000, and 1999
                                 (in thousands)

                                                                2001      2000      1999
                                                              --------   -------   -------
Cash flows from operating activities:
  Net loss                                                    $(38,077)   (3,815)     (424)
  Less loss from discontinued operations, net of income
    taxes                                                       37,224     2,115        --
                                                              --------   -------   -------
        Loss from continuing operations                           (853)   (1,700)     (424)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                                  527       421       853
    Gain on sale of subsidiary                                      --        --    (1,461)
    Provision for losses on accounts receivable                     --       129       528
    Provision for inventory obsolescence                            50        --        50
    Provision for warranty reserve                                 345         3        81
    Extraordinary gain on settlement of trade payables              --        --      (359)
    Stock compensation expense                                      --        --        56
    (Increase) decrease in:
      Trade accounts receivable                                   (217)     (281)      371
      Inventories                                                 (324)     (269)    1,342
      Prepaid expenses and other assets                            196      (338)      (62)
    Increase (decrease) in:
      Accounts payable and accrued liabilities                    (699)    2,288      (492)
      Accrued payroll and benefits                                 236        47       (81)
      Warranty accrual                                            (345)       --       (97)
                                                              --------   -------   -------
        Net cash (used in) provided by continuing operations    (1,084)      300       305
        Net cash provided by (used in) discontinued
        operations                                                 330      (353)       --
                                                              --------   -------   -------
        Net cash (used in) provided by operating activities       (754)      (53)      305
                                                              --------   -------   -------
Cash flows from investing activities:
  Payments for business acquired, net of cash acquired              --    (2,426)       --
  Purchases of property and equipment                             (320)      (88)      (85)
  Additions to software development costs                         (105)     (174)     (136)
                                                              --------   -------   -------
        Net cash used in investing activities                     (425)   (2,688)     (221)
                                                              --------   -------   -------
Cash flows from financing activities:
  Repayments of long-term debt                                    (150)     (430)       --
  Repayment of acquisition payable                                (117)     (500)       --
  Net borrowings (payments) under notes payable to banks           474      (193)       36
  Proceeds from sale of convertible debentures to a related
    party                                                           --     1,500        --
  Proceeds from exercise of stock options                           23       143         2
  Proceeds from issuances of common stock                           99        --         4
  Proceeds from issuance of Series B preferred stock to a
    related party                                                   --     3,000        --
                                                              --------   -------   -------
        Net cash provided by financing activities                  329     3,520        42
                                                              --------   -------   -------
        Net (decrease) increase in cash and cash equivalents      (850)      779       126
Cash and cash equivalents at beginning of year                     996       217        91
                                                              --------   -------   -------
Cash and cash equivalents at end of year                      $    146       996       217
                                                              ========   =======   =======
Supplemental disclosure of cash paid for interest             $    198       115       158
                                                              ========   =======   =======
Supplemental disclosures of noncash operating and financing
  activities:
  Issuance of note receivable in conjunction with a
    subsidiary liability                                      $     --        --       127
                                                              ========   =======   =======
  Conversion of convertible debentures plus accrued interest
    to Series A preferred stock                               $     --        --     1,314
                                                              ========   =======   =======
  Conversion of convertible debentures and accrued interest
    to common stock                                           $     61     2,951        --
                                                              ========   =======   =======
  Issuance of warrants in connection with financing           $     --       286       188
                                                              ========   =======   =======
  Acquisition of business in exchange for acquisition
    payable                                                   $     --    20,000        --
                                                              ========   =======   =======
  Issuance of common stock in connection with acquisition     $     --     2,500        --
                                                              ========   =======   =======
  Issuance of common stock to reduce acquisition payable      $  2,728    11,845        --
                                                              ========   =======   =======
  Issuance of Series C preferred stock to reduce acquisition
    payable                                                   $  4,810        --        --
                                                              ========   =======   =======
  Issuance of common stock in lieu of compensation            $     --       143         4
                                                              ========   =======   =======
  Issuance of common stock in payment of trade payables       $     10        --        --
                                                              ========   =======   =======
Sale of subsidiary:
  Assets disposed of                                          $     --        --       981
  Liabilities disposed of                                           --        --    (2,442)
                                                              --------   -------   -------
                                                              $     --        --    (1,461)
                                                              ========   =======   =======

See accompanying notes to consolidated financial statements.

              DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000

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

         In July 2001, the Company's Board of Directors approved a plan to discontinue operations of the Company's wholly-owned subsidiary, Asurent Technologies, Inc. (formerly Telcor Communications,
         Inc.) -- (see note 15). Asurent Technologies, Inc. acquires and markets de-installed and refurbished telecom equipment originally designed and manufactured by leading telecom equipment suppliers.

         The consolidated financial statements include accounts of DTS and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     (B)  GOING CONCERN MATTERS

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended June 30, 2001, 2000, and 1999, the Company incurred losses from continuing operations of $853,000, $1,700,000, and $424,000, respectively, and has an accumulated deficit of $57,310,000 as of June 30, 2001. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

         The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. The Company is actively pursuing additional equity or debt financing through discussions with potential lenders and investors.

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

     (F)  INTANGIBLE ASSETS

         Intangible assets consist of capitalized software development costs. The Company capitalizes software development costs from the time technological feasibility of the product is established until the product is available for sale to customers. Substantially all of the Company's software development costs have been paid to third party contractors. Software development costs are amortized using the greater of (1) the straight-line method over the estimated useful life of the product (not to exceed three years) or (2) the ratio of current revenues to total current and anticipated revenues for each product. The carrying value of software development costs is reviewed for impairment by the Company by comparing the carrying values to the future undiscounted net operating cash flows expected to be derived from the underlying products. If such a review indicates impairment, the Company uses fair value in determining the amount that should be written off.

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

         Certain of the Company's product lines have been recently introduced to the market and, therefore, limited historical data is available against which to base estimates of future warranty obligations. Management of the Company has provided for warranty expense related to these new products based on the historical repair costs of established product lines, as well as recent and expected repair costs of these new products. The amount of warranty expense could differ materially from the accrual recorded in these consolidated financial statements.

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

         A total of 1,304,000 common shares related to the potential conversion of warrants, options and convertible Series B and Series C preferred stock were excluded from the computation of diluted net loss per share in the year ended June 30, 2001, because the exercise price of these securities was greater than the average market price of the Company's common stock. In addition, the Company excluded all remaining convertible preferred stock, warrants, outstanding stock options and convertible debentures from the calculations of diluted net loss per share as all such securities are anti-dilutive for all periods presented. The total number of shares excluded was 5,598,000, 3,140,000, and 256,000 for the years ended June 30, 2001, 2000, and
         1999, respectively.

     (O)  COMPREHENSIVE INCOME (LOSS)

         No statements of comprehensive income (loss) have been included in the accompanying consolidated financial statements since comprehensive loss and net loss presented in the accompanying consolidated statements of operations would be the same.

     (P)  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts receivable from related party, notes payable to banks, accounts payable, accrued liabilities, and accrued payroll and benefits approximate fair value because of the short maturity of these instruments.

         The carrying amount of the $3 million in notes payable to related parties approximates fair value because of the short maturity of these notes.

         The fair value of $721,000 in notes payable to related parties is estimated by discounting the future cash flows of these instruments at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers. The fair value of these notes payable approximates the carrying value.

     (Q)  RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes existing guidance on revenue recognition. The implementation date of SAB 101 for the Company was for the quarter ended June 30, 2001. The implementation of SAB 101 did not have a material impact on the Company's financial statements.

         In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions involving Stock Compensation -- an Interpretation of APB Opinion No. 25. FIN 44 provides guidance for certain issues that arose in applying APB Opinion No. 25. The provisions of FIN 44 were effective for the Company on July 1, 2000. Adoption of FIN 44 did not materially affect the Company's financial results.

         In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also provides that intangible assets acquired in a purchase method business combination must meet certain specified criteria in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.

         Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective July 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. The Company does not expect Statement 141 or 142 to have a significant impact on its financial statements.

         Also, in June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Statement 143 is effective for the Company beginning July 1, 2002. The Company does not expect Statement 143 to have a significant impact on its financial statements.

     (R)  RECLASSIFICATIONS

         Reclassifications were made to certain amounts in the 2000 and 1999 financial statements to conform with the presentation in the 2001 consolidated financial statements.

(2)   ACQUISITION OF ASURENT TECHNOLOGIES, INC.

         On March 31, 2000, a wholly-owned subsidiary of the Company consummated a merger with Asurent Technologies, Inc. and subsidiaries ("Asurent Technologies") -- (formerly Telcor Communications, Inc.), a leading reseller of new and refurbished wireless and wireline telecom equipment based in Duluth, Georgia. The merger consideration payable to the shareholders of Asurent Technologies was $25 million in a combination of the Company's common stock, cash, and an acquisition payable. The amount of $5 million of consideration was paid at closing consisting of $2.5 million in cash and $2.5 million in common stock (338,983 shares with a value of $7.375 per share representing the closing price of DTS common stock a few days before and after the announcement date). The remaining consideration of $20 million was due and payable in cash or the Company's common stock (at fair value at the date of issuance), at the Company's option, on or before October 30, 2000. The acquisition payable was unsecured and non-interest bearing. Subsequent to the closing of the acquisition, the former Asurent Technologies shareholders became DTS shareholders and loaned the Company $3 million.

         The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their fair values on March 31, 2000. A summary of the acquisition is as follows (in thousands):

             Purchase price                                   $ 25,000
             Legal, accounting, and other acquisition costs        560
                                                              --------
                    Total purchase price                        25,560
                                                              --------
             Fair value of assets acquired                      28,023
             Fair value of liabilities assumed                 (18,710)
                                                              --------
                    Fair value of tangible net assets
                  acquired                                       9,313
                                                              --------
                    Excess of total purchase price over
                  tangible net assets acquired                $ 16,247
                                                              ========

         See note 15 for discussion of discontinued operation of Asurent Technologies.

(3)   RELATED PARTY TRANSACTIONS

     (A)  WI-LAN, INC.

         On December 29, 1999, the Company entered into an agreement with Wi-LAN Inc. ("Wi-LAN"), a leading provider of wireless data communications technology and products, to sell Wi-LAN $1.5 million in convertible debentures (the "1999 debentures"). The debentures, convertible into the Company's common stock at any time by the holder, have a four-year term with a 10% interest rate with principal and interest due at maturity. The Company has no buy-back provision, and the conversion rate is one share per $1 in debentures, which approximated the fair value of the Company's common stock on the date the Company entered into the agreement. On January 7, 2000, a closing on the Wi-LAN debentures was held whereby the Company received the proceeds from the first tranche of the debentures of $400,000. The remaining $1,100,000 in proceeds from the issuance of debentures was received prior to March 31, 2000. In connection with various transactions subsequent to the sale of the $1.5 million in debentures and through June 30, 2000, Wi-LAN converted $1,278,900 of the 1999 debentures into 1,278,900 shares of the Company's common stock. The outstanding amount of these 1999 debentures as of June 30, 2001 is $221,100. In connection with the agreement, Wi-LAN also received an option to purchase additional debentures of $1.5 million with similar terms but at a conversion rate to be determined by the market price of the Company's common stock at the time the option is exercised. The expiration on the option to purchase additional debentures of $1.5 million is January 7, 2002.

         Apart from the transactions described above, in January 2000, Wi-LAN purchased 1,738,159 shares of the Company's common stock from MicroTel, another DTS shareholder, and the outstanding $2 million in debentures (the "1997 debentures") with outstanding warrants from Finova Mezzanine Capital, a DTS lender. By converting $1,310,000 of the 1997 debentures, Wi-LAN received 1,310,000 shares of the Company's common stock and gained over 50% of the outstanding common stock of the Company. Through the transaction with Finova, Wi-LAN also received outstanding warrants for 702,615 shares of common stock at an exercise price of $1 per share which expire in March 2004. All 702,615 warrants remain outstanding and exercisable as of June 30, 2001.

         Additionally, Wi-LAN converted another $190,000 of the 1997 debentures into 190,000 shares of the Company's common stock through June 30, 2000. The outstanding amount of the 1997 debentures as of June 30, 2001 is $500,000.

         On March 31, 2000, Wi-LAN purchased 454,737 shares of the Company's Series B preferred stock for $3 million in cash. The Company's Series B Preferred Stock is convertible into common shares at $7.125 per share, the market closing price of the Company's common stock on March 30, 2000.

         In June 2000, DTS announced that Wi-LAN entered into a purchase and assignment agreement with the two former shareholders of Asurent Technologies to acquire the right to receive approximately 31% of the merger consideration still due to the former Asurent Technologies shareholders. According to the agreement, Wi-LAN acquired $6,100,000 of the original $20 million acquisition payable for $500,000 in cash and $5,600,000 by issuing the former Asurent Technologies shareholders a right to receive $5,600,000 of Wi-LAN common shares based on the market value of Wi-LAN shares on July 17, 2000, subject to a specified maximum number of shares. Wi-LAN may redeem all or part of the right for cash. In addition, Wi-LAN granted the former Asurent Technologies shareholders an option which was exercisable by August 31, 2000, to sell between $2,000,000 and $4,000,000 of additional merger consideration to Wi-LAN for the issuance of a right to receive Wi-LAN shares of equivalent value, based on the market value of Wi-LAN shares at October 30, 2000, subject to a specified maximum number of shares. On August 31, 2000, the former shareholders of Telcor exercised the aforementioned option and sold $4,000,000 of merger consideration to Wi-LAN in exchange for Wi-LAN shares as discussed above.

         On November 30, 2000, the Company issued 2,330,217 shares of the Company's Series C preferred stock to Wi-LAN for a $4.8 million reduction of the acquisition payable. The Company's Series C preferred stock is convertible into common shares at $2.58 per share.

         Also on November 30, 2000, the Company issued 638,273 shares of common stock to the former Asurent Technologies shareholders for a reduction in the outstanding acquisition payable of $1,317,395.

         In addition, on November 30, 2000, the Company issued 683,543 shares of common stock to Wi-LAN for a $1,410,832 reduction of the acquisition payable.

         Wi-LAN also has a services agreement with the Company's Chief Executive Officer ("CEO") which provides for the CEO to provide services to Wi-LAN. Wi-LAN has accrued or paid the Company's CEO $80,833 and $65,439 during the years ended June 30, 2001 and 2000, respectively, which has not been reflected in the Company's consolidated financial statements. The Company is also reimbursed by Wi-LAN for payments made by the Company to certain Wi-LAN United States-based sales personnel who provide services to Wi-LAN. The Company has recorded a receivable from Wi-LAN for these amounts of $25,000 and $161,000 at June 30, 2001 and 2000, respectively, in the accompanying consolidated balance sheets. Additionally, the Company has accrued or paid $61,000 and $251,000 in interest expense to Wi-LAN related to convertible debentures held by Wi-LAN during the years ended June 30, 2001 and 2000, respectively.

     (B)  EMPLOYEES AND BOARD OF DIRECTORS

         On January 25, 2000, the Board of Directors of the Company approved a plan whereby certain compensation obligations of the Company to employees and Board members could be satisfied through the issuance of restricted common stock at the option of the holder. Approximately 30,000 shares of the Company's common stock were issued during the year ended June 30, 2000 to satisfy such obligations. The shares were issued at $3.56 per share (a 25% discount from the market closing price on January 25, 2000) and were restricted as to trade, pledge, or sale until January 25, 2001. The Company has recorded $143,000 in compensation expense to reflect the satisfaction of these obligations which represented the fair market value of the shares issued.

         In November 2000, the Company offered 800,000 shares of its common stock to be purchased by employees. As of June 30, 2001, a total of 62,422 shares were issued to employees under this offer for cash of $98,780 and notes receivable of $18,825, which were subsequently forgiven and expensed.

(4)   INVENTORIES

         Inventories consist of the following at June 30, 2001 and 2000 (in thousands):

                                                                 2001     2000
                                                                ------    -----
            Raw materials                                       $1,478    1,498
            Work in process                                        184      182
            Finished goods                                         592      325
                                                                ------    -----
                                                                 2,254    2,005
            Less valuation allowances                             (808)    (833)
                                                                ------    -----
                                                                $1,446    1,172
                                                                ======    =====

(5)   PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at June 30, 2001 and 2000 (in thousands):

                                                                 2001       2000
                                                                -------    ------
            Computer equipment                                  $   712       626
            Test equipment                                        1,678     1,618
            Software                                                517       389
            Furniture and fixtures                                  178       144
            Leasehold improvements                                  229       217
                                                                -------    ------
                                                                  3,314     2,994
            Less accumulated depreciation and amortization       (3,087)   (2,668)
                                                                -------    ------
                                                                $   227       326
                                                                =======    ======

         Depreciation and amortization relating to property and equipment for the years ended June 30, 2001, 2000, and 1999 was approximately $419,000, $209,000, and $497,000, respectively.

(6)   INTANGIBLE ASSETS

         The Company capitalized software development costs of $105,000, $174,000, and $136,000 during the years ended June 30, 2001, 2000, and
         1999, respectively. Amortization expense relating to these assets was $108,000, $212,000, and $356,000, for the years ended June 30, 2001,
         2000, and 1999, respectively.

(7)   NOTES PAYABLE TO BANKS

     (A)  DTS CREDIT FACILITY

         The Company maintains a revolving credit facility with a commercial bank whereby it may borrow the lesser of $2,500,000 or 80% of eligible receivables, as defined.

         Amounts outstanding under the facility were $1,646,000 and $1,172,000 at June 30, 2001 and 2000, respectively. The amount available for additional borrowings under this facility was $21,000 as of June 30, 2001. Advances accrue interest at the prime rate plus 2.25% (9.00% and 11.75% at June 30, 2001 and 2000, respectively) are payable monthly, and are secured by accounts receivable, inventory, and certain other assets, as defined. The credit facility expires on April 10, 2002. A commitment fee of .125% of the unused portion of the line and a $1,000 collateral fee are payable monthly.

         In connection with a March 1998 amendment to the credit facility, the Company issued warrants to the lender enabling the lender to purchase 60,000 shares of the Company's common stock at $5.50 per share. The warrants are exercisable at any time and expire in March 2003. All 60,000 warrants remain outstanding and exercisable as of June 30, 2001.

         In consideration of an amendment to the credit facility executed in December 1998, the Company issued warrants to the lender to purchase 250,000 shares of the Company's common stock at $0.119 per share which expire in December 2003. The fair market value of the warrants was insignificant. All 250,000 warrants remain outstanding and exercisable as of June 30, 2001.

         Covenants under the facility include a minimum level of net tangible equity on a monthly basis and restrict the Company from paying dividends. The Company was not in compliance with all covenants as of June 30, 2001, and has not yet obtained a waiver from the bank.

     (B)  ASURENT TECHNOLOGIES CREDIT FACILITY

         The Company's wholly-owned subsidiary, Asurent Technologies, maintains a revolving credit facility with a commercial bank whereby it may borrow the lesser of 85% of eligible accounts receivable and 50% of eligible inventory (limited to $7 million in borrowings), as defined, or $11 million. Advances under the facility bear interest at LIBOR plus 2.5% or prime, whichever Asurent Technologies selects at the date of the advance, payable monthly.

         Amounts outstanding under the facility were $6,002,581 at June 30, 2001 and are included in net liabilities of discontinued operations in the consolidated balance sheet. The amount available for borrowing under this facility was $344,058 as of June 30, 2001. The facility is secured by Asurent Technologies' trade accounts receivable, inventories, and all other assets and expires on May 11, 2002.

         Under the terms of the facility, Asurent Technologies is required to comply with certain covenants which include, but are not limited to, dividend restrictions, maintaining minimum requirements for debt to equity, net worth, cash flows, and capital expenditures. At June 30, 2001, Asurent Technologies was not in compliance with certain of these covenants and had not obtained a waiver for those covenants for which it was not in compliance.

         In connection with approvals needed for the merger with Asurent Technologies, the Company issued warrants to the lender to purchase 60,000 shares of the Company's common stock at $7.375 per share. The warrants are exercisable at any time and expire in May 2003. The Company recorded the fair value of the warrants of $286,000, which was estimated using the Black Scholes option pricing model, as financing costs and additional paid-in capital. All 60,000 warrants remain outstanding and exercisable as of June 30, 2001.

(8)   NOTES PAYABLE TO RELATED PARTIES AND LONG-TERM DEBT

         Notes payable to related parties and long-term debt consists of the following at June 30, 2001 and 2000 (in thousands):

                                                                 2001      2000
                                                                ------    ------
           Note payable to related party (former Asurent
             Technologies shareholder and DTS shareholder),
             accrues interest at 6%, unsecured, principal
             and interest payable was due at maturity on
             April 1, 2001                                      $2,500     2,500
           Note payable to related party (former Asurent
             Technologies shareholder and DTS shareholder),
             accrues interest at 6%, unsecured, principal
             and interest payable was due at maturity on
             April 1, 2001                                         500       500
           Convertible debentures, 1997 debentures,
             subordinated to notes payable to banks, payable
             to a related party, principal payable at
             maturity in September 2003 through January 2004
             with interest at 10%                                  500       500
           Convertible debentures, 1999 debentures,
             subordinated to notes payable to banks, payable
             to a related party, principal and interest at
             10% payable at maturity on February 5, 2004           221       221
           Various notes payable; principal and interest due
             monthly at rates ranging from 6.5% to 10%              --       150
                                                                ------    ------
                    Total notes payable to related parties
                      and long-term debt                         3,721     3,871
           Less current maturities of notes payable to
             related parties and long-term debt                 (3,000)   (3,150)
                                                                ------    ------
                    Notes payable to related parties and
                      long-term debt, excluding current
                      maturities                                $  721       721
                                                                ======    ======

     As of June 30, 2001, the future maturities of notes payable to related parties are as follows (in thousands):

YEAR ENDING JUNE 30,
--------------------
      2002                                                    $3,000
      2003                                                        --
      2004                                                       721
                                                              ------
                                                              $3,721
                                                              ======

     On September 25, 1997, the Company issued $4 million of 11.5% subordinated convertible debentures due September 25, 2002 (the "1997 debentures"). The Debenture Purchase Agreement (the "Debenture Agreement") contained numerous rights, privileges, and conditions in favor of the lenders. The 1997 debentures are convertible at any time by the lenders into common stock of the Company at a conversion price of $10.25 per share, subject to adjustment in certain events. The 1997 debentures are redeemable by the Company after September 1999 provided that (a) the Company pays the lender additional interest such that the lender would receive an effective compounded 20% interest rate from inception of the debenture or (b) the 20-day average bid price for the Company's stock exceeds $15.00 per share.

     The 1997 debentures may be put to the Company for redemption at the option of the lender at any time prior to maturity if (a) there is a change in control, as defined in the Debenture Agreement, (b) the Company's common stock is delisted from NASDAQ, or (c) the Company's common stock ceases to be publicly traded at the sum of the principal amount of the debentures tendered for redemption, plus unpaid interest outstanding related to the debentures, plus 15% interest on outstanding principal and interest amounts due, plus any expenses and costs owed to the lender as set forth in the Debenture Agreement. The Debenture Agreement also imposed certain covenants, as defined.

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

     On January 7, 2000, Wi-LAN purchased the remaining $2,000,000 in 1997 debentures from Finova Mezzanine Capital, a DTS lender. Wi-LAN converted $1,500,000 of the 1997 debentures into 1,500,000 shares of the Company's common stock during the year ended June 30, 2000. The outstanding amount of the 1997 debentures as of June 30, 2001 is $500,000, which is due beginning September 2003 through January 2004.

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

(9)   INCOME TAXES

     A reconciliation of the expected income tax benefit (at the Federal statutory income tax rate of 34%) to the actual income tax benefit reported in the consolidated statements of operations is as follows (in thousands):

                                                                 2001       2000      1999
                                                                -------    ------    ------
           Computed "expected" income tax benefit at Federal
             statutory income tax rate of 34%                   $  (290)    (578)     (144)
           State income taxes, net of Federal effect                (34)     (67)      (17)
           Increase in valuation allowance allocated to
             income tax expense                                   8,538      148       180
           (Increase) decrease in net operating loss
             carryforward related to discontinued operations     (8,241)     285        --
           Other, net                                                27      212       (19)
                                                                -------    -----     -----
                    Actual income tax benefit                   $    --       --        --
                                                                =======    =====     =====

     The income tax effects of the temporary differences that give rise to significant portions of the Company's deferred income tax assets and liabilities at June 30, 2001 and 2000 are presented below (in thousands):

                                                                 2001       2000
                                                                -------    ------
           Deferred income tax assets:
             Current:
               Allowances for returns and doubtful accounts     $   278       287
               Inventory valuation allowances                       307       317
               Accrued expenses not deducted for income tax
                  purposes                                          196       125
                                                                -------    ------
                                                                    781       729
                                                                -------    ------
           Noncurrent:
             Property and equipment, principally due to
               differences in depreciation                           14        14
             Net operating loss carryforwards                    14,574     6,088
             Product development tax credit carryforwards           441       441
                                                                -------    ------
                                                                 15,029     6,543
                                                                -------    ------
                    Gross deferred income tax assets             15,810     7,272
           Less valuation allowance                             (15,810)   (7,272)
                                                                -------    ------
                    Deferred income tax assets, net of
                      valuation allowance                       $    --        --
                                                                =======    ======

     The valuation allowance for deferred income tax assets as of June 30, 2001 and 2000 was $15,810,000 and $7,272,000, respectively. The net increase in the total valuation allowance for the years ended June 30, 2001, 2000, and 1999 was approximately $8,538,000, $148,000, and $180,000, respectively. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences resulting in the deferred tax assets become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred income tax assets, the Company will need to generate future taxable income of approximately $38,000,000 prior to the expiration of the net operating loss carryforwards beginning in 2005. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences.

     At June 30, 2001, the Company has net operating loss carryforwards for federal income tax purposes of approximately $38,000,000 which are available to offset future federal taxable income, if any, through 2021. In addition, the Company has product development tax credit carryforwards of approximately $441,000 which are available to reduce future federal regular income taxes, if any, and have expiration dates beginning in 2005.

     On January 7, 2000, the Company experienced an ownership change as defined in Internal Revenue Code Section 382. Net operating loss carryforwards and product development tax credit carryforwards of $19,887,000 and $441,000, respectively, are subject to an annual limitation of $639,561.

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

         The holder of the Series A preferred stock is not entitled to receive dividends. The holder of the Series A preferred stock shall have the right to convert any or all of such shares into the Company's common stock as is determined by dividing $1.00 for each share of Series A preferred stock by the conversion price of $1.00 per share. The holder of the Series A preferred stock is not entitled to any voting rights as stockholder.

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

         The Company may, at the option of the Board of Directions, redeem all shares of the Series A preferred stock by paying, in cash, an amount equal to the redemption price, which is equal to $1.00 for each share of Series A preferred stock adjusted for any stock dividends, combinations, or splits with respect to such shares.

     (B)  SERIES B PREFERRED STOCK

         In connection with the acquisition of Asurent Technologies on March 31, 2000, the Company issued 454,737 shares of Series B preferred stock ("Series B preferred stock") to Wi-LAN at $7.125 per share for net proceeds totaling $3,000,000.

         The holder of the Series B preferred stock is entitled to a 5% dividend, payable annually in arrears in common stock at the market price of the common stock on the due date of dividend payment. The dividend payable as of June 30, 2001 of approximately $162,000 has been reflected as common stock subscribed in the accompanying consolidated balance sheet. The holder of the Series B preferred stock may convert any or all of such shares into a number of shares of common stock determined by dividing $7.125 by the conversion price of $7.125. The holder of the Series B preferred stock is not entitled to any voting rights as stockholder of the Company prior to conversion.

         In the event of any voluntary or involuntary sale of all or a substantial portion of the Company's capital stock, a substantial portion of the Company's assets, any merger or consolidation of the Company with another entity, or any liquidation or dissolution of the Company, voluntary or involuntary, the holder of the Series B preferred stock shall be entitled to receive, prior to the receipt of any assets by holders of all other equity securities of the Company (other than the holder of the Company's Series A preferred stock who shall receive a preferential distribution of $1.00 per share ahead of the Series B preferred stock), a cash amount equal to $7.125 for each share of Series B preferred stock adjusted for any stock dividends, combinations or splits with respect to such shares.

         The Company may, at the option of the Board of Directors, redeem all shares of the Series B preferred stock by paying in cash an amount equal to 110% of the redemption price. The redemption price is equal to $7.125 for each share adjusted for any stock dividends, combinations, or splits with respect to such shares. Written notice of this redemption must be provided at least 60 days prior to redemption, but no more than 75 days prior to the date on which the Company desires to redeem shares of Series B preferred stock.

     (C)  SERIES C PREFERRED STOCK

         In connection with a pay down of the acquisition payable, the Company issued 2,330,217 shares of Series C preferred stock ("Series C preferred stock") to Wi-LAN at $2.064 per share for a total reduction of the acquisition payable of $4,810,000.

         The holder of the Series C preferred stock is entitled to a 5% dividend, payable annually in arrears in common stock at the market price of the common stock on the due date of dividend payment. The dividend payable as of June 30, 2001 of approximately $140,000 has been reflected as common stock subscribed in the accompanying consolidated balance sheet. The holder of the Series C preferred stock may convert any or all of such shares into a number of shares of common stock determined by dividing $2.58 for each share of Series C preferred stock by the conversion price of $2.58 per share. The holder of Series C preferred stock is not entitled to any voting rights as stockholder of the Company prior to conversion.

         In the event of any voluntary or involuntary sale of all or a substantial portion of the Company's capital stock, a substantial portion of the Company's assets, any merger or consolidation of the Company with another entity, or any liquidation or dissolution of the Company, voluntary or involuntary, the holder of the Series C preferred stock shall be entitled to receive, prior to the receipt of any assets by holders of all other equity securities of the Company (other than the holder of the Company's Series A preferred stock who shall receive a preferential distribution of $1.00 per share and the holder of the Company's Series B preferred stock who shall receive a preferential distribution of $7.125 per share), a cash amount equal to $2.58 for each share of Series C preferred stock adjusted for any stock dividends, combinations, or splits with respect to such shares.

         The Company may, at the option of the Board of Directors, redeem all shares of the Series C preferred stock by paying in cash an amount equal to 110% of the redemption price. The redemption price is equal to $2.58 per share adjusted for any stock dividends, combinations, or splits with respect to such shares. Written notice of this redemption must be provided at least 60 days prior to redemption, but no more than 75 days prior to the date on which the Company desires to redeem shares of Series C preferred stock.

     (D)  WARRANTS

         In connection with a March 1998 amendment to the Company's revolving credit facility, the Company issued warrants to a commercial bank enabling the bank to purchase 60,000 shares of the Company's common stock at $5.50 per share. The warrants are exercisable at any time and expire in March 2003. All 60,000 warrants remain outstanding and exercisable as of June 30, 2001.

         In connection with a December 1998 amendment to the Company's revolving credit facility, the Company issued warrants to a commercial bank enabling the bank to purchase 250,000 shares of the Company's common stock at an exercise price of $0.119 per share. The warrants are exercisable at any time and expire in December 2003. The fair market value of the warrants at the date of issuance was insignificant. All 250,000 warrants remain outstanding and exercisable as of June 30, 2001.

         In connection with a February 1999 restructuring to the Company's 1997 debentures, the Company issued warrants to the holders which enables them to purchase 702,615 shares of the Company's common stock at $1.00 per share. The warrants are exercisable at any time and expire in March 2004. The Company recorded the fair value of the warrants of $188,000, which was estimated using the Black Scholes option pricing model, as financing costs and additional paid-in capital. All 702,615 warrants remain outstanding and exercisable as of June 30, 2001.

         In connection with approvals needed for the merger with Asurent Technologies in March 2000, the Company issued warrants to a commercial bank to purchase 60,000 shares of the Company's common stock at $7.375 per share. The warrants are exercisable at any time and expire in May 2003. The Company recorded the fair value of the warrants of $286,000, which was estimated using the Black-Scholes option pricing model, as financing costs and additional paid-in capital. All 60,000 warrants remain outstanding and exercisable as of June 30, 2001.

     (E)  STOCK OPTION PLANS

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

         Effective January 1996, the Board of Directors adopted the 1996 Stock Incentive Plan (the "1996 Plan") which provided for the grant of stock options for up to 200,000 shares of common stock. Through various amendments, shareholders of the Company have voted to increase the number of shares of common stock authorized under the 1996 Plan to 2,000,000 shares. The 1996 Plan also permits the Board of Directors to grant stock appreciation rights, stock bonuses, and restricted stock awards in accordance with the provisions of the Plan. The Plan remains in effect until January 2006 unless sooner terminated by the Board of Directors.

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

         As of June 30, 2001, there were no options available for grant under the 1992 Plan, and there were 881,009 options available for grant under the 1996 Plan.

         The Company also issues options to members of the Board of Directors as compensation for board representation and attendance. Options are issued at the fair market value at the date of grant and vest at the conclusion of each fiscal year. As of June 30, 2001, 12,000 of these options were outstanding of which 12,000 were exercisable.

         On August 10, 1998, the Board of Directors approved a reissuance of employee options whereby all optionholders under the 1992 and 1996 Plans could forfeit their outstanding options and receive instead new options at an exercise price of $0.75, the fair market value of the Company's stock on the approval date. The reissued options vest quarterly over three years, but none could be exercised prior to February 10, 1999. Options for 305,894 shares were cancelled and reissued under the terms of this arrangement.

         The per share weighted-average fair value of all stock options granted during the years ended June 30, 2001, 2000 and 1999 was $1.88, $3.25, and $0.33, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
         2001 -- expected dividend yield 0%, expected volatility 100%, risk-free interest rate of 5.0% and an expected life of five years;
         2000 -- expected dividend yield 0%, expected volatility 100%, risk-free interest rate of 5.38%, and an expected life of five years;
         1999 -- expected dividend yield 0%, expected volatility 50%, risk-free interest rate of 5.8%, and an expected life of five years.

         The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in the consolidated financial statements for stock options issued with exercise prices at fair value. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

                                                                                    YEAR ENDED JUNE 30,
                                                                                 -------------------------
                                                                                   2001      2000    1999
                                                                                 --------   ------   -----
           Net loss attributable to common shareholders...  As reported          $(38,379)  (3,856)   (424)
                                                            Pro forma             (38,890)  (5,095)   (602)
           Net loss per share.............................  As reported          $  (3.43)   (0.68)  (0.10)
                                                            Pro forma               (3.48)   (0.90)  (0.14)

         Pro forma net loss reflects only options granted during the years ended June 30, 1996 through 2001. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma loss amounts presented above because compensation cost is reflected over the options' vesting periods ranging from one to five years, and compensation cost for options granted prior to July 1, 1995 is not considered.

         The following summarizes stock option activity for the years ended June 30, 2001, 2000, and 1999:

                                                                         EXERCISE PRICE PER
                                                                               SHARE
                                                           NUMBER OF  ------------------------  WEIGHTED
                                                            SHARES             RANGE            AVERAGE
                                                           ---------  ------------------------  --------
                  Outstanding at June 30, 1998              698,115   $    .0085 - 11.490
                                                                      ========================
                    Granted                                 708,085          .375 - .75             .575
                    Exercised                              (59,149)         .0085 - .213           .0305
                    Canceled or expired                    (650,155)       .067 - 12.875            4.72
                                                           ---------  ------------------------
                  Outstanding at June 30, 1999              696,896         .375 - 4.73            0.585
                                                           ---------  ========================
                    Granted                                 90,098          3.03 - 5.56             3.97
                    Exercised                              (390,507)         .47 - .75               .68
                    Canceled or expired                    (66,972)          .375 - .75              .61
                                                           ---------  ------------------------
                  Outstanding at June 30, 2000              329,515          .47 - 5.56             1.12
                                                           ---------  ------------------------
                    Granted                                 988,015          .80 - 5.25             2.65
                    Exercised                              (39,247)          .47 - .75               .65
                    Canceled or expired                    (159,292)         .75 - 5.25             4.42
                                                           ---------  ------------------------
                  Outstanding at June 30, 2001             1,118,991  $      .47 - 5.56             2.57
                                                           =========  ========================

         The following table summarizes information about stock options outstanding and exercisable as of June 30, 2001:

                    OPTIONS OUTSTANDING
------------------------------------------------------------       OPTIONS EXERCISABLE
                        NUMBER        WEIGHTED-                ---------------------------
                     OUTSTANDING       AVERAGE     WEIGHTED-       NUMBER        WEIGHTED-
       RANGE OF           AT          REMAINING     AVERAGE    EXERCISABLE AT     AVERAGE
       EXERCISE        JUNE 30,      CONTRACTUAL   EXERCISE       JUNE 30,       EXERCISE
        PRICES           2001           LIFE         PRICE          2001           PRICE
     ------------   --------------   -----------   ---------   ---------------   ---------
     $  .47 - .75      205,417          7.13       $ 0.68          205,417       $ 0.68
       .80 - 3.03      553,324          8.92         1.77          141,333         2.01
      3.04 - 5.56      360,250          9.40         4.88          81,617          4.21
                    --------------                             ---------------
     $ .47 - 5.56     1,118,991         8.75         2.57          428,367         1.81
     ============   ==============   ===========   =========   ===============   =========

         At June 30, 2001, the weighted-average remaining contractual life of outstanding options was 8.75 years. At June 30, 2001, 2000, and 1999, the number of options exercisable was 428,367, 264,908, and 310,565, respectively, and the weighted-average exercise price of those options was $1.81, $.82, and $.71, respectively.

     (E)  NOTES RECEIVABLE FROM STOCK SALES

         Notes receivable from stock sales resulted from the exercise of stock options for full recourse promissory notes during the year ended June 30, 1998 and the purchase of common stock by employees during the year ended June 30, 2001. These notes were forgiven and expensed during the year ended June 30, 2001.

     (F)  STOCK COMPENSATION EXPENSE

         Unearned compensation expense of $269,000 was recorded as a reduction of shareholders' equity for the fiscal year ended June 30, 1996 for 62,089 options issued at an exercise price less than fair market value. Compensation expense of approximately $56,000 was recorded in the consolidated statements of operations during the year ended June 30, 1999 for the options that vested during that year.

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

(11)  MAJOR CUSTOMERS, SUPPLIERS, AND INTERNATIONAL SALES

     Sales to customers who individually accounted for more than 10% of the Company's sales during the years ended June 30, 2001, 2000, and 1999, were as follows (in thousands, except percentages):

                                        SALES, YEARS ENDED JUNE 30,      ACCOUNTS RECEIVABLE AS OF JUNE 30,
                                       -----------------------------     -----------------------------------
        CUSTOMER                       2001        2000        1999       2001           2000          1999
        --------                       -----       -----       -----     -------         -----         -----
          A                            65.6%       60.0%       30.3%     $1,217           $14          $449
          B                            30.8%       34.5%       29.6%        415           782           667

     Purchases from any individual supplier or sales to international customers did not exceed 10% during any of the years included in the accompanying consolidated financial statements.

(12)  COMMITMENTS AND CONTINGENCIES

     (A)  LEASES

         The Company leases office and warehouse facilities from an irrevocable trust for the benefit of the children of the former Asurent Technologies shareholders. The lease is for a five-year period with a monthly rental of $76,000. Rental expense paid to the trust for the years ended June 30, 2001 and 2000 was approximately $932,000 and $229,000, respectively.

         Rental expense under all lease agreements for the years ended June 30, 2001, 2000, and 1999, was approximately $1,761,000, $694,000, and
         $356,000, respectively.

         Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2001 are as follows (in thousands):

                                                             OPERATING
YEAR ENDING JUNE 30,                                          LEASES
--------------------                                         ---------
       2002                                                   $1,074
       2003                                                      960
       2004                                                      170
       2005                                                       14
       2006                                                       14
       Thereafter                                                 55
                                                              ------
    Total future minimum lease payments                       $2,287
                                                              ======

     (B)  401(K) PLAN

         The Company sponsors a Digital Transmission Systems 401(k) Savings Plan ("DTS Plan") for the benefit of eligible employees and their beneficiaries. Under the DTS Plan, employees may elect to contribute from 1% to 20% of their gross compensation to the plan. The Company matches 25% of employee contributions up to 6% of their eligible compensation. The Company can also make an additional annual discretionary contribution that is allocated to employees based upon relative levels of compensation. The Company recorded expense of approximately $21,000, $52,000, and $27,000 for matching contributions to the DTS Plan for the years ended June 30, 2001, 2000, and 1999, respectively. The Company did not make any discretionary contributions to the DTS Plan during the years ended June 30, 2001, 2000, and 1999.

     (C)  LEGAL MATTERS

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part upon the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

(13)  BUSINESS SEGMENT INFORMATION

     The Company operates in one reportable segment: developer of proprietary equipment for telecommunication companies. Asurent Technologies was treated as a separate reportable segment prior to the decision to dispose of this operation (see note 15).

(14)  CREATION AND SALE OF SOUTHTECH, INC.

     At its April 1998 meeting, the DTS Board of Directors approved the creation of a wholly owned subsidiary -- SouthTech, Inc. ("SouthTech") whose business purpose was the administration and growth of the Company's international business. The subsidiary was legally created as a Georgia corporation in July 1998. The SKYPLEX and DIV product lines and associated intellectual property together with the payables and receivables pertaining to the sales realized from those product lines form the assets and liabilities transferred. Since its creation, investment capital had been sought for the subsidiary in order to fund its operating losses which had been substantial. Cash resources of the Company had been used for the purposes of developing the SKYPLEX product line, a set of microwave radio products utilizing spread spectrum technology, and developing sales distribution channels in Latin America, Asia Pacific, and the Mid-East global sectors.

     The Company entertained an offer from a private group of investors to buy SouthTech in the latter part of 1998, but the offer was later withdrawn on November 10, 1998. In late November 1998, Chapala Communications, Inc. ("Chapala"), a Georgia based company, offered to purchase the stock of SouthTech. The sale involved the transfer of certain assets and liabilities of SouthTech to Chapala. The transaction resulted in approximately $981,000 of assets and $2,442,000 of liabilities being transferred to Chapala which resulted in a net gain of $1,461,000 which has been recorded in the accompanying fiscal 1999 financial statements. In accordance with Statement of Financial Accounting Standards No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Company derecognized the liabilities that were transferred to SouthTech upon obtaining formal, legally binding releases of such liabilities from the respective creditors.

     As additional consideration for the sale, the Company received 19.5% of Chapala voting stock ownership in the form of 1,000,000 shares of $0.001 par value Series A voting Preferred Stock. Each share of Series A Preferred Stock shall be convertible into the number of fully paid and nonassessable shares of Common Stock obtained by dividing (a) the aggregate Series A Preferred Stock Liquidation Preference of the shares to be converted, by
     (b) the conversion price. The initial conversion price is $0.484 per share subject to adjustment, as defined. Any conversion of Series A Preferred Stock into Common Stock in accordance with the above conversion formula is limited with respect to total ownership after conversion. Such a limitation is 19.5% of outstanding common stock after conversion. Conversion of the Series A Preferred Stock to common stock is at the option of the holder and is not redeemable by Chapala.

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

     In connection with the sale of SouthTech, the Company received a note from SouthTech in the amount of $127,000 at June 30, 1999. The note represents a portion of the vendor liability that was not assumed by Chapala. The Company also deferred $127,000 of the gain associated with the sale as of June 30, 1999. As a result of additional negotiations with Chapala during fiscal 2000, the Company deemed the remaining $127,000 note receivable from Chapala as uncollectible and appropriately reversed the note balance against the remaining deferred revenue balance. Accordingly, as of June 30, 2001 and 2000, there are no amounts outstanding with respect to the sale of the international subsidiary.

     The SouthTech purchase and sale transaction was closed on February 5, 1999.

(15)  DISPOSITION OF BUSINESS

     In July 2001, the Board of Directors of the Company approved a plan to dispose of the operations of the Company's wholly owned subsidiary, Asurent Technologies. Asurent Technologies was acquired by the Company in March 2000. The accompanying financial statements have been restated to reflect Asurent Technologies as a discontinued operation for all periods presented.

     The operating results of discontinued operations are as follows:

                                                                          2001      2000
                                                                         -------   -------
          Revenues                                                       $35,455     9,043
          Loss before income taxes                                       (21,122)   (2,115)
          Income tax benefit                                                  --        --
          Net loss from discontinued operations                          (21,122)   (2,115)