Form 10-Q
period 2001-09-30
DIGITAL TRANSMISSION SYSTEMS INC \DE\
filed 2001-11-14
CIK 1005179

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

              { }TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period From ____to____
                              --------------------

                         Commission File Number 1-14198

                       DIGITAL TRANSMISSION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                            58-2037949
       (State or other jurisdiction of             (IRS Employer
        incorporation or organization)          Identification No.)

             3400 RIVER GREEN COURT, DULUTH, GA         30096
          (Address of principal executive office)     (Zip Code)


                                 (770) 622-1200
                (Issuer's telephone number, including area code)

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

The number of shares outstanding of the registrant's common stock as of November 14, 2001 was 11,814,119.

================================================================================

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX


PART I.         FINANCIAL INFORMATION                                                                      PAGE
Item 1.            Financial Statements:

                       Condensed Consolidated Balance Sheets at September 30, 2001
                      and June 30, 2001 (Unaudited)                                                         3

                       Condensed Consolidated Statements of Operations for the Three
                     Months ended September 30, 2001 and 2000 (Unaudited)                                   4

                       Condensed Consolidated Statements of Cash Flows for the Three
                     Months ended September 30, 2001 and 2000 (Unaudited)                                   5

                       Notes to Condensed Consolidated Financial Statements
                     (Unaudited)                                                                           6

Item 2.            Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                                       8

PART II.          OTHER INFORMATION

Items 1 - 5                Not applicable                                                                 15

Item 6.                    Exhibits and Reports on Form 8-K                                               15

                           Signatures                                                                     16

               DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                        (in thousands, except share data)


                                                                              SEPTEMBER 30,       JUNE 30,
                                 ASSETS                                           2001              2001
                                                                                ---------         ---------
Current assets:
    Cash and cash equivalents                                                   $      --               146
    Trade accounts receivable, net of allowances for
      returns and doubtful accounts of $287 and $368
      at September 30, 2001 and June 30, 2001, respectively                           922             1,638
    Accounts receivable from related parties                                            7                25
    Inventories                                                                     1,866             1,446
                                                                                ---------         ---------
                Total current assets                                                2,795             3,255

Property and equipment, net                                                           194               227
Intangible assets, net                                                                367               382
Other assets                                                                          303               324
                                                                                ---------         ---------

                Total assets                                                    $   3,659             4,188
                                                                                =========         =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable to banks                                                      $   1,383             1,646
    Accounts payable and accrued liabilities                                        2,320             1,673
    Accrued payroll and benefits                                                      428               449
    Notes payable to related parties                                                3,000             3,000
    Warranty accrual                                                                  199               200
    Net liabilities of discontinued operations                                     10,431            11,001
                                                                                ---------         ---------
                Total current liabilities                                          17,761            17,969
                                                                                ---------         ---------

    Notes payable to related party                                                    721               721

                                                                                ---------         ---------
                Total liabilities                                                  18,482            18,690
                                                                                ---------         ---------
Shareholders' deficit:
    Preferred stock, $0.01 par value, 10,000,000 shares authorized:
      Series A, convertible, liquidation preference of $1.00 per share,
         1,264,333 shares issued and outstanding                                    1,264             1,264
      Series B, convertible, liquidation preference of $7.125 per share,
         454,737 shares issued and outstanding                                      3,000             3,000
      Series C, convertible, liquidation preference of $2.58 per share,
          2,330,217 shares issued and outstanding                                   4,810             4,810
    Common stock - $0.01 par value, 50,000,000 shares authorized;
      11,814,119 shares issued and outstanding at September 30, 2001
      and June 30, 2001                                                               118               118
    Common stock subscribed                                                           403               302
    Additional paid-in capital                                                     33,314            33,314
    Accumulated deficit                                                           (57,732)          (57,310)
                                                                                ---------         ---------
                Total shareholders' deficit                                       (14,823)          (14,502)
                                                                                ---------         ---------

                Total liabilities and shareholders' deficit                     $   3,659             4,188
                                                                                =========         =========


See accompanying notes to condensed consolidated financial statements.

               DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements Of Operations
                                   (unaudited)
                      (in thousands, except per share data)


                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                   --------------------------------
                                                                       2001               2000
                                                                    ----------         ----------
Net sales                                                           $    1,878         $    2,419
Cost of sales                                                            1,166              1,279
                                                                    ----------         ----------
   Gross profit                                                            712              1,140
                                                                    ----------         ----------

Selling, general and administrative                                        602                864
Product development                                                        311                201
Depreciation and amortization                                               33                 57

                                                                    ----------         ----------
   Total operating expenses                                                946              1,122
                                                                    ----------         ----------

        Operating (loss) income                                           (234)                18

Other income (expense)                                                       6                (70)
Interest expense, net                                                      (93)              (119)
                                                                    ----------         ----------

        Loss before income taxes                                          (321)              (171)

Income taxes                                                                --                 --
                                                                    ----------         ----------

        Loss from continuing operations                                   (321)              (171)

Discontinued operations:
        Loss from discontinued operations of subsidiary                     --             (1,041)
                                                                    ----------         ----------

        Net loss                                                          (321)            (1,212)

Series B, preferred stock dividends                                        (41)                --
Series C, preferred stock dividends                                        (60)                --
                                                                    ----------         ----------

        Net loss attributable to common shareholders                $     (422)        $   (1,212)
                                                                    ==========         ==========

Net loss per share - basic and diluted:
   Loss from continuing operations                                  $    (0.04)        $    (0.02)
   Loss from discontinued operations of subsidiary                          --         $    (0.10)
                                                                    ----------         ----------

   Net loss per share - basic and diluted                           $    (0.04)        $    (0.12)
                                                                    ==========         ==========

Weighted average common shares outstanding:
  Basic                                                                 11,814             10,240
                                                                    ----------         ----------
  Diluted (1)                                                           11,814             10,240
                                                                    ----------         ----------

(1) Potentially dilutive securities not included as their effect would be anti-dilutive

See accompanying notes to condensed consolidated financial statements.

               DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)


                                                                 THREE MONTHS ENDED SEPTEMBER 30
                                                                 -------------------------------
                                                                    2001             2000
                                                                  --------         --------
Cash flows from operating activities:
  Net loss                                                        $   (321)        $ (1,212)
  Less:  Loss from discontinued operations                              --            1,041
                                                                  --------         --------
            Loss from continuing operations                           (321)            (171)
  Adjustments to reconcile net loss
   to net cash provided by (used in) operating activities:
     Depreciation and amortization                                      33               57
     Amortization of software development costs                         15               62

  Changes in assets and liabilities:
     Accounts receivable                                               734              688
     Inventories                                                      (420)            (306)
     Prepaid expenses and other assets                                  21              109
     Accounts payable and accrued liabilities                          626             (877)
     Warranty accrual                                                   (1)              (3)
                                                                  --------         --------
Net cash provided by (used in) continuing operations                   687             (441)
Net cash (used in) provided by discontinued operations                (570)             122
                                                                  --------         --------

Net cash provided by (used in) operating activities                    117             (319)
                                                                  --------         --------

Cash flows from investing activities:
  Purchases of property and equipment                                   --              (49)
  Additions to capitalized software development costs                   --              (71)
                                                                  --------         --------
Net cash used in investing activities                                   --             (120)
                                                                  --------         --------

Cash flows from financing activities:
  Net payments under notes payable to banks                           (263)             (86)
                                                                  --------         --------
Net cash used in financing activities                                 (263)             (86)
                                                                  --------         --------

Net decrease in cash and cash equivalents                             (146)            (525)
Cash and cash equivalents at beginning of period                       146              996
                                                                  --------         --------
Cash and cash equivalents at end of period                        $     --         $    471
                                                                  ========         ========

Supplemental disclosure of cash paid for:
    Interest                                                      $     44         $     42
                                                                  ========         ========



See accompanying notes to condensed consolidated financial statements.

               DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)

1.  DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Digital Transmission Systems, Inc. ("DTS") and subsidiaries, Asurent Wireless ("AW") and Asurent Technologies ("AT"), (collectively termed the "Company") designs, manufactures, repairs and markets a broad range of products for the telecommunications ("telecom") industry. AW's primary customers are long-distance carriers, domestic and international wireless service providers, including those offering cellular telephone services and Personal Communication Services ("PCS"), and domestic and international resellers/integrators who sell to and service end users with telecom equipment.

AW's products of original design, consisting of proprietary software and hardware modules, facilitate the control, monitoring, and efficient transmission of high-speed digital information through public or private telecommunications networks. AW's network access products enable telecommunications service providers to give their customers economical, high quality access to public and private networks and various telecommunications services. These services include voice and high speed data transmission, access to the Internet and video and desktop conferencing. Important product requirements in the market segments AW serves include high feature density, modularity, quality performance and compactness. AW's products meet these requirements and are suitable for both wireline and wireless service environments. Major customers of AW include Nextel Communications, Nextel Partners, Alltel Wireless and Alltel Supply.

AW markets its products through a direct sales force employing inside and outside sales representatives and several reseller channels. Domestically, wireless service providers, including cellular, Specialized Mobile Radio ("SMR") and PCS service companies, are targeted as prospective customers directly by the Company's sales force. AW also utilizes telecommunications equipment resellers and agents in the United States and other countries to market to private network customers.

In late fiscal 2001, the Company's Board of Directors approved a plan to divest of its de-installed telecommunications equipment business (AT - formerly Telcor Communications). The business, which includes a repair services unit, continued to operate while the Company evaluated divestiture alternatives for AT. The financial statements have been reclassified to account for the operating results of AT as discontinued operations. The following discussion relates only to the Company's continuing operations. The decision for divestiture was based on a thorough strategic and financial review of the Company's operations and subsidiaries coupled with the consideration of the severe macroeconomic conditions in the telecommunications industry. The Company decided to only retain those segments that will potentially provide self-generated positive and profitable growth in the near-term as access to external financing has been difficult to obtain in recent periods. For further information refer to Note 6 to the condensed consolidated financial statements.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2001.

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

A total of 5,922,519 of additional common shares related to the potential conversion of warrants and shares attributable to convertible securities were excluded from the computation of diluted net loss per share in the three months ended September 30, 2001, because the exercise price of these securities was greater than the average market price of the Company's common stock. In addition, the Company excluded all remaining convertible preferred stock, warrants, outstanding stock options and convertible debentures from the calculations of diluted net loss per share as all such securities are anti-dilutive for the three months ended September 30, 2001. The total potential number of dilutive equivalent common shares excluded was 6,172,519 for the three month period ended September 30, 2001.

3. LEGAL MATTERS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

4. INVENTORIES

AW's products, consisting of proprietary software and hardware modules, facilitate the control, monitoring, and efficient transmission of high-speed digital information through public or private telecommunications networks. AW purchases new hardware for applications in telecommunications and computer networking. Cost is determined using average cost which approximates the first-in, first-out (FIFO) method. AW has established a valuation allowance for inventories based on a review of the composition, quantity, and expected future usage or sales of inventories including expected sales prices.

5. COMPREHENSIVE INCOME (LOSS)

No statements of comprehensive income (loss) have been included in the accompanying consolidated financial statements since comprehensive loss and net loss presented in the accompanying consolidated statements of operations would be the same.

6. SALE OF DISCONTINUED SUBSIDIARY - SUBSEQUENT EVENT

The Company's subsidiary - Asurent Technologies ("AT") - completed a transaction on October 10, 2001 in which it sold to Somera Communications, Inc. ("Somera") a substantial portion of its assets. Although AT conducted its business operations normally during the three months ended September 30, 2001, all financial results of AT have been reported as discontinued operations for the year ended June 30, 2001 and for the three months ended September 30, 2001 given the Company's decision in late fiscal 2001 to divest of AT. The significant terms of the transaction called for Somera to purchase certain accounts receivable, inventory and property, plant and equipment of AT at book value as of August 31, 2001 coupled with the assumption of certain AT liabilities as defined in the agreement. Somera paid $6,000,000 in cash to AT as consideration for the asset purchase. The proceeds from the transaction were used to pay down AT's secured creditors, including PNC Bank, as of the transaction date. Immediately following the sale, the Company began liquidating all remaining assets of AT in order to pay down unsecured trade debt. AT expects to record a gain on the aforementioned transaction during the quarter ending December 31, 2001.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Digital Transmission Systems, Inc. ("DTS") and subsidiaries, Asurent Wireless ("AW") and Asurent Technologies ("AT"), (collectively termed the "Company") designs, manufactures, repairs and markets a broad range of products for the telecommunications ("telecom") industry. AW's primary customers are long-distance carriers, domestic and international wireless service providers, including those offering cellular telephone services and Personal Communication Services ("PCS"), and domestic and international resellers/integrators who sell to and service end users with telecom equipment.

AW's products of original design, consisting of proprietary software and hardware modules, facilitate the control, monitoring, and efficient transmission of high-speed digital information through public or private telecommunications networks. AW's network access products enable telecommunications service providers to give their customers economical, high quality access to public and private networks and various telecommunications services. These services include voice and high speed data transmission, access to the Internet and video and desktop conferencing. Important product requirements in the market segments AW serves include high feature density, modularity, quality performance and compactness. AW's products meet these requirements and are suitable for both wireline and wireless service environments. Major customers of AW include Nextel Communications, Nextel Partners, Alltel Wireless and Alltel Supply.

AW markets its products through a direct sales force employing inside and outside sales representatives and several reseller channels. Domestically, wireless service providers, including cellular, Specialized Mobile Radio ("SMR") and PCS service companies, are targeted as prospective customers directly by the Company's sales force. AW also utilizes telecommunications equipment resellers and agents in the United States and other countries to market to private network customers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

The following table sets forth certain financial data derived from the Company's condensed consolidated statement of operations for the three months ended September 30, 2001 and September 30, 2000 (dollars, in thousands):


                                             THREE MONTHS ENDED             THREE MONTHS ENDED
                                             SEPTEMBER 30, 2001             SEPTEMBER 30, 2000
                                           ----------------------        ------------------------
                                             $         % OF SALES           $          % OF SALES
                                           ------      ----------        ------        ----------
Net sales                                   1,878            100          2,419            100
Gross profit                                  712             38          1,140             47
Selling, general and administrative           602             32            864             36
Depreciation and amortization                  33              2             57              2
Product development                           311             17            201              8
Loss from continuing operations              (321)           (17)          (171)            (7)

NET SALES. Net sales decreased 22% to $1,878,000 for the three months ended September 30, 2001 from $2,421,000 for the three months ended September 30, 2000. The sales mix, and the corresponding percentage of total sales of AW's products, is set forth in the chart below (dollars, in thousands):

                                                  PERCENTAGE OF
                                                      TOTAL
                    THREE MONTHS ENDED          THREE MONTHS ENDED
                       SEPTEMBER 30,              SEPTEMBER 30,
                  ----------------------        -----------------
                    2001           2000         2001         2000
                  -------        -------        ----         ----
Flex T1/E1        $ 1,878        $ 2,232         100%          90%
Microflex              --            187          --           10
                  -------        -------        ----         ----
Totals            $ 1,878        $ 2,419         100%         100%
                  =======        =======        ====         ====


For the three months ended September 30, 2001, revenues from AW's FlexT1/E1 product line decreased 16% from $2,232,000 for the three months ended September 30, 2000 to $1,878,000 for the three months ended September 30, 2001. The decrease is primarily due to a shift to more conservative capital spending in the wireless carrier market during recent months. Further, network infrastructure investments of AW's primary customers were delayed due to expectations of reduced subscriber growth as a result of current economic conditions in the marketplace. The Company expects capital spending by its customers to gradually increase and return to more normal and historical levels in future periods as the overall condition of the U.S. economy and the telecommunications marketplace improves. AW did not recognize any revenue from the sale of Microflex products during the quarter ended September 30, 2001. For the quarter ended September 30, 2000, the Company sold approximately $187,000 of product from AW's Microflex product line. During the quarter ended September 30, 2000, AW received a large order for its Microflex product from one of its significant customers. No such order was received during the quarter ended September 30, 2001.

GROSS PROFIT. Cost of sales consists of component costs, compensation costs and the overhead costs related to the production and shipping of AW's products, along with the support and warranty expense associated with such products. Gross profit decreased 38% from $1,140,000 for the three month period ended September 30, 2000, to $712,000 for the three month period ended September 30, 2001 due to the accompanying decrease in sales noted for the same period. As a percentage of sales, gross profit decreased from 47% to 38% of sales for the three month period ended September 30, 2001 as compared to the same period ended September 30, 2000. The decrease is due to a lower margin product mix for sales recorded during the three months ended September 30, 2001. The Company expects margins at AW to stabilize at approximately 40% for the remainder of the fiscal year.

PRODUCT DEVELOPMENT. Product development expense consists of personnel costs, consulting, supplies and prototyping expenses. Product development expenses increased 55%, to $311,000 for the three months ended September 30, 2001 from $201,000 for the three months ended September 30, 2000. The increase in product development expense for the three month period ended September 30, 2001 is primarily due to increased spending on new development projects and additional engineering headcount as compared to the three months ended September 30, 2000. Further, no product development costs related to new projects were capitalized for the three month period ended September 30, 2001 as compared to $71,000 for the three month period ended September 30, 2000. As a percentage of sales, product development costs were 17% for the three months ended September 30, 2001 and 8% for the three months ended September 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE. Selling expense consists primarily of compensation costs for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of occupancy costs and compensation expenses for administrative and finance personnel, as well as accounting, legal and consulting fees. Selling, general and administrative expense decreased by 30%, to $602,000 for the three months ended September 30, 2001 from $864,000 for the three months ended September 30, 2000. The decrease is primarily attributable to reduced headcount during the quarter ended September 30, 2001 as compared to

September 30, 2000. Total selling, general and administrative costs were 32% of total sales for the three months ended September 30, 2001 as compared to 36% of sales for the three months ended September 30, 2000.

LOSS FROM CONTINUING OPERATIONS. For the three month period ended September 30, 2001 the Company recorded a loss from continuing operations of $321,000 as compared to a loss from continuing operations of $171,000 reported for the three month period ended September 30, 2000. The increase in the loss from continuing operations is primarily a result of decreased sales and associated gross margins realized during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000, offset by a decrease in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the three months ended September 30, 2001 and 2000, the Company's continuing operations incurred losses of $321,000 and $171,000, respectively. The Company continues to require additional capital to properly service its debt and fund future product development. Additional equity may be required during fiscal year 2002 and the Company is actively pursuing various financing alternatives. The Company attempted to raise capital throughout fiscal 2001 and was unable to secure adequate financing to assure the long term growth and profitability of the entire organization given the severity of the current downturn in the telecommunications industry. As such, the Board of Directors of the Company decided to approve a plan to divest of Asurent Technologies (formerly Telcor Communications). The Company is now focusing on the continued growth and profitability of its network access product division (Asurent Wireless or "AW") and will continue to explore financing alternatives for working capital and product development initiatives throughout fiscal 2002.

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

On December 29, 1999, the Company entered into an agreement with Wi-LAN Inc. ("Wi-LAN"), a leading provider of wireless data communications technology and products, to sell Wi-LAN $1.5 million in convertible debentures (the "1999 debentures"). The debentures, convertible into the Company's common stock at any time by the holder, have a four-year term with a 10% interest rate with principal and interest due at maturity. The Company has no buy-back provision, and the conversion rate is one share per $1 in debentures, which approximated the fair value of the Company's common stock on the date the Company entered into the agreement. On January 7, 2000, a closing on the Wi-LAN debentures was held whereby the Company received the proceeds from the first tranche of the debentures of $400,000. The remaining $1,100,000 in proceeds from the issuance of debentures was received prior to March 31, 2000. In connection with various transactions subsequent to the sale of the $1.5 million in debentures and through June 30, 2001, Wi-LAN has converted $1,278,900 of the 1999 debentures into 1,278,900 shares of the Company's common stock. The outstanding amount of these 1999 debentures as of September 30, 2001 is $221,100. In connection with the agreement, Wi-LAN also received an option to purchase additional debentures of $1.5 million with similar terms but at a conversion rate to be determined by the market price of the Company's common stock at the time the option is exercised. The expiration on the option to purchase additional debentures of $1.5 million is January 7, 2002.

Apart from the transactions described above, in January 2000, Wi-LAN purchased 1,738,159 shares of the Company's common stock from MicroTel, another DTS shareholder, and the outstanding $2 million in debentures (the "1997 debentures") with outstanding warrants from Finova Mezzanine Capital, a DTS lender. By converting $1,310,000 of the 1997 debentures, Wi-LAN received 1,310,000 shares of the Company's common stock and gained over 50% of the outstanding common stock of the Company. Through the transaction with Finova, Wi-LAN also received outstanding warrants for 702,615 shares of common stock at an exercise price of $1 per share which expire in March 2004. All 702,615 warrants remain outstanding and exercisable as of September 30, 2001.

Additionally, Wi-LAN converted another $190,000 of the 1997 debentures into 190,000 shares of the Company's common stock through September 30, 2001. The outstanding amount of the 1997 debentures as of September 30, 2001 is $500,000.

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

On November 30, 2000, the Company paid down the entire remaining acquisition payable balance of $7,655,400, which was payable in either cash or stock at a value of $2.064 per share under the terms of the merger agreement, through the issuance of common and Preferred stock. The Company issued 638,273 shares of its common stock valued at $2.064 per share and remitted a cash payment of $117,605 to the former shareholders of Telcor as final consideration owed to the former Telcor shareholders under the amended merger agreement. The value of $2.064 per share represents the share value calculated by the parties pursuant to the terms of the merger agreement as executed on March 31, 2000. Further, the Company issued 683,543 common shares valued at $2.064 per share and 2,330,217 shares of Series C Preferred Stock convertible into the Company's common stock at $2.064 per share to Wi-LAN, Inc. also reflecting final payment of all remaining merger consideration then payable. The total consideration paid under the above transactions was $7,655,400 and represented the final payments for all amounts owed under the merger agreement, as amended, to the former shareholders of Telcor and to Wi-LAN, Inc.

LINE OF CREDIT ARRANGEMENTS. On April 10, 1997, DTS established a bank line of credit agreement with Silicon Valley Bank which makes available $2,500,000 in borrowings with availability based on DTS's accounts receivable. The loan was amended on March 18, 1998 to increase the maximum eligible borrowing to the lesser of $4,000,000 or 80% of eligible receivables plus 30% of eligible inventory, as defined. The loan is secured by DTS's assets and bears interest at the rate of prime plus 2.25%. A net worth covenant was amended on March 16, 1998, requiring DTS to maintain a net worth of $1,000,000. In September 1998, DTS agreed to a UCC filing whereby all assets of DTS became collateral under the Agreement. The loan requires a monthly monitoring fee of $1,000 and a commitment fee of 0.125% due monthly on the unused portion of the facility. The agreement term is two years with an automatic renewal each year unless written notice of termination is given by one of the parties. DTS issued 60,000 two year warrants to Silicon Valley Bank at a strike price of $5.25 each as consideration for the amended agreement. On February 25, 1999, DTS signed an amendment to the loan agreement with Silicon Valley Bank which modified previous loan covenants and revised the maximum borrowing amount to $1,500,000. The revised covenants are primarily based upon minimum monthly and quarterly revenue levels. As consideration for the amended agreement, DTS issued 250,000 two year warrants for common stock of the Company at $0.119 per share which represents the market price of the Company's common stock at the close of business on December 2, 1998 when the new agreement was reached.

On February 24, 2000, DTS signed an additional amendment to the loan agreement with Silicon Valley Bank which modified previous terms. Under the modified terms, the revised loan agreement had a maturity date of April 10, 2001. Additionally, the revised and amended agreement increased the maximum borrowing to $2,500,000 with interest at prime plus 2.25% (8.25% at September 30, 2001). Covenants under the agreement were further revised to require certain minimum quarterly revenue and monthly income requirements.

On February 16, 2001, DTS signed an additional amendment to the loan agreement with Silicon Valley Bank which modified previous terms. Under the modified terms, covenants imposed by the agreement were revised. All revenue and income covenants previously enforced were removed and replaced with a single covenant requiring a minimum level of net tangible equity on a monthly basis. On April 10, 2001, DTS signed an additional amendment to the loan agreement with Silicon Valley Bank that extended the maturity date of the loan agreement to April 10, 2002. No other terms of the agreement were changed. After the recording of numerous significant asset write-downs taken in late fiscal 2001 due to the planned divestiture of Asurent Technologies, the Company was subsequently not in compliance with the consolidated monthly minimum net tangible equity requirement imposed by Silicon Valley Bank. As the line of credit provided by Silicon Valley Bank is used primarily in the operations of Asurent Wireless, the Company will seek to have its covenants under the aforementioned line of credit agreement revised so that only the financial results of DTS excluding Asurent Technologies are subject to calculation in the revised covenants. The Company plans on obtaining a waiver for non-compliance at September 30, 2001 from Silicon Valley Bank and, in addition, the Company intends on securing an amendment to the loan agreement with respect to revised covenants in November 2001.

CASH. For the three months ended September 30, 2001, cash of $687,000 was provided by continuing operating activities as compared to cash used in continuing operations of $441,000 for the three months ended September 30, 2000. The loss from continuing operations for the three months ended September 30, 2001 of $321,000 includes non-cash charges relating to depreciation and amortization of $33,000 and interest expense of $93,000. During the three months ended September 30, 2001 cash was provided by continuing operating activities primarily through a decrease in accounts receivable of $734,000 and an increase in accounts payable of $647,000 offset by an increase in inventories of $420,000.

Heretofore, the Company has been able to satisfy its immediate short-term cash requirements through increasing product sales and accelerating collections coupled with managing vendor accounts and relationships.

The Company purchased $0 and $49,000 of property, plant and equipment during the three months ended September 30, 2001 and 2000, respectively. In addition, the Company capitalized certain software development costs paid to outside contractors. During the three months ended September 30, 2001, the Company capitalized $0 of such costs as compared to capitalized costs of $71,000 for the three months ended September 30, 2000.

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

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions involving Stock Compensation - an Interpretation of APB Opinion No. 25. FIN 44 provides guidance for certain issues that arose in applying APB Opinion No. 25. The provisions of FIN 44 were effective for the Company on July 1, 2000. Adoption of FIN 44 did not materially affect the Company's financial results.

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

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt Statement 144 no later than July 1, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of Statement 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

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

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and relevant foreign economies; (ii) the Company's performance under current and future contracts; (iii) inflation and interest rate fluctuations;
(iv) timely and successful implementation of processing systems to provide new products, improved functionality and increased efficiencies; (v) technological changes; (vi) acquisitions; (vii) the ability to increase market share and control expenses; (viii) changes in laws or regulations or other industry standards affecting the Company's business which require significant product redevelopment efforts; (ix) the effect of changes in accounting policies and practices as may be adopted by the Financial Accounting Standards Board; (x) changes in the Company's organization, compensation and benefit plans; (xi) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation and (xii) the success of the Company at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on variable rate indebtedness. The Company's primary interest rate risk relates to its variable rate bank credit facilities. At September 30, 2001, the Company's total variable rate debt obligations was $1,383,000. A hypothetical 1% increase in the Company's variable interest rate for a duration of one year would result in additional interest expense of approximately $14,000.

                           PART II. OTHER INFORMATION


PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

ITEMS 1 - 5 ARE NOT APPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         None.

(B)      REPORTS ON FORM 8-K

         The registrant did not file any reports on Form 8-K during the three months ended September 30, 2001.

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Digital Transmission Systems, Inc.



Date:   November 14, 2001                 By:  /s/ Andres C. Salazar
                                              -------------------------------
                                               Andres C. Salazar,
                                               Chief Executive Officer


Date:   November 14, 2001                 By:  /s/  Clive N. W. Marsh
                                              -----------------------
                                               Clive N. W. Marsh, Controller
                                               (Principal Accounting Officer)