Form 10-Q
period 2001-12-31
DIGITAL TRANSMISSION SYSTEMS INC \DE\
filed 2002-02-14
CIK 1005179

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         {X}      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2001

         { }      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period From ____to____

                               -----------------

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

Yes {X} No { }

The number of shares outstanding of the registrant's common stock as of February 14, 2002 was 16,238,470.

===============================================================================

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2001

                                      INDEX

                                                                                               PAGE
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Condensed Consolidated Balance Sheets at December 31, 2001
                    and June 30, 2001 (Unaudited)                                                3

                  Condensed Consolidated Statements of Operations for the Three
                    Months ended December 31, 2001 and 2000 (Unaudited)                          4

                  Condensed Consolidated Statements of Operations for the Six
                    Months ended December 31, 2001 and 2000 (Unaudited)                          5

                  Condensed Consolidated Statements of Cash Flows for the Six
                    Months Ended December 31, 2001 and 2000 (Unaudited)                          6

                  Notes to Condensed Consolidated  Financial Statements
                    (Unaudited)                                                                  7

Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                               10

Item 3.           Quantitative and Qualitative Disclosure about Market Risk                     19

PART II.          OTHER INFORMATION

Items 1 - 5       Not applicable                                                                20

Item 6.           Exhibits and Reports on Form 8-K                                              20

                  Signatures                                                                    21

               DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (unaudited)
                        (in thousands, except share data)

                                                                                                DECEMBER 31,
                                                                                                    2001           JUNE 30, 2001
                                                                                                ------------       -------------
                                                               ASSETS
Current assets:
    Cash and cash equivalents                                                                    $      127                146
    Trade accounts receivable, net of allowances for
      returns and doubtful accounts of $224 and $368
      at December 31, 2001 and June 30, 2001, respectively                                              474              1,638
    Accounts receivable from related parties                                                             --                 25
    Inventories                                                                                       1,444              1,446
                                                                                                 ----------           --------
                Total current assets                                                                  2,045              3,255

Property and equipment, net                                                                             205                227
Intangible assets, net                                                                                  344                382
Other assets                                                                                            244                324
                                                                                                 ----------           --------

                Total assets                                                                     $    2,838              4,188
                                                                                                 ==========           ========

                                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable to banks                                                                       $      971              1,646
    Accounts payable and accrued liabilities                                                          2,203              1,673
    Accrued payroll and benefits                                                                        363                449
    Notes payable to related parties                                                                  3,000              3,000
    Warranty accrual                                                                                    199                200
    Current portion of ESOP obligation payable                                                           75                 --
    Net liabilities of discontinued operations                                                       10,566             11,001
                                                                                                 ----------           --------
                Total current liabilities                                                            17,377             17,969
                                                                                                 ----------           --------

ESOP obligation payable                                                                                 825                 --
Notes payable to related parties                                                                         --                721

                                                                                                 ----------           --------
                Total liabilities                                                                    18,202             18,690
                                                                                                 ----------           --------
Shareholders' deficit:
    Preferred stock, $0.01 par value, 10,000,000 shares authorized:
      Series A, convertible, liquidation preference of $1.00 per share,
         1,264,333 shares issued and outstanding                                                      1,264              1,264
      Series B, convertible, liquidation preference of $7.125 per share,
         454,737 shares issued and outstanding at June 30, 2001                                          --              3,000
      Series C, convertible, liquidation preference of $2.58 per share,
         2,330,217 shares issued and outstanding at June 30, 2001                                        --              4,810
    Unearned ESOP shares                                                                               (900)                --
    Common stock - $0.01 par value, 50,000,000 shares authorized;
      15,275,831 and 11,814,119 shares issued and outstanding
      at December 31, 2001 and June 30, 2001, respectively                                              153                118
    Common stock subscribed                                                                             504                302
    Additional paid-in capital                                                                       41,863             33,314
    Accumulated deficit                                                                             (58,551)           (57,310)
                                                                                                 ----------           --------
                Total shareholders' deficit                                                         (15,364)           (14,502)
                                                                                                 ----------           --------

                Total liabilities and shareholders' deficit                                      $    2,838              4,188
                                                                                                 ==========           ========

See accompanying notes to condensed consolidated financial statements.

               DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements Of Operations
                                   (unaudited)
                      (in thousands, except per share data)

                                                                                                 THREE MONTHS ENDED DECEMBER 31,
                                                                                                 -------------------------------
                                                                                                    2001                  2000
                                                                                                 ---------             ---------
Net sales                                                                                        $   1,778             $   2,261
Cost of sales                                                                                        1,305                 1,401
                                                                                                 ---------             ---------
   Gross profit                                                                                        473                   860
                                                                                                 ---------             ---------

Selling, general and administrative                                                                    528                   849
Product development                                                                                    271                   350
Depreciation and amortization                                                                           22                    46

                                                                                                 ---------             ---------
   Total operating expenses                                                                            821                 1,245
                                                                                                 ---------             ---------

   Operating loss                                                                                     (348)                 (385)

Other income                                                                                            --                    10
Interest expense, net                                                                                  (68)                 (115)
                                                                                                 ---------             ---------

     Loss before income taxes                                                                         (416)                 (490)

Income taxes                                                                                            --                    --
                                                                                                 ---------             ---------

     Loss from continuing operations                                                                  (416)                 (490)

Discontinued operations:
     Loss from operations of discontinued subsidiary                                                    --                (2,474)
                                                                                                 ---------             ---------

     Net loss                                                                                         (416)               (2,964)

Series B, preferred stock dividends                                                                    (41)                  (20)
Series C, preferred stock dividends                                                                    (60)                   --
                                                                                                 ---------             ---------

     Net loss attributable to common shareholders                                                $    (517)            $  (2,984)
                                                                                                 ---------             ---------

Net loss per share - basic and diluted:
   Loss from continuing operations                                                               $   (0.04)            $   (0.05)
   Loss from discontinued operations of subsidiary                                                      --             $   (0.22)
                                                                                                 ---------             ---------

   Net loss per share - basic and diluted                                                        $   (0.04)            $   (0.27)
                                                                                                 =========             =========

Weighted average common shares outstanding:
  Basic                                                                                             11,858                10,955
                                                                                                 ---------             ---------
  Diluted (1)                                                                                       11,858                10,955
                                                                                                 ---------             ---------

(1) Potentially dilutive securities not included as their effect would be anti-dilutive

See accompanying notes to condensed consolidated financial statements.

               DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements Of Operations
                                   (unaudited)
                      (in thousands, except per share data)

                                                                                                 SIX MONTHS ENDED DECEMBER 31,
                                                                                                 -----------------------------
                                                                                                    2001                2000
                                                                                                 ---------           ---------
Net sales                                                                                        $   3,656           $   4,680
Cost of sales                                                                                        2,471               2,680
                                                                                                 ---------           ---------
   Gross profit                                                                                      1,185               2,000
                                                                                                 ---------           ---------

Selling, general and administrative                                                                  1,130               1,713
Product development                                                                                    582                 551
Depreciation and amortization                                                                           55                 103

                                                                                                 ---------           ---------
   Total operating expenses                                                                          1,767               2,367
                                                                                                 ---------           ---------

   Operating loss                                                                                     (582)               (367)

Other income (expense)                                                                                   6                 (60)
Interest expense, net                                                                                 (161)               (234)
                                                                                                 ---------           ---------

     Loss before income taxes                                                                         (737)               (661)

Income taxes                                                                                            --                  --
                                                                                                 ---------           ---------

     Loss from continuing operations                                                                  (737)               (661)

Discontinued operations:
     Loss from operations of discontinued subsidiary                                                    --              (3,515)
                                                                                                 ---------           ---------

     Net loss                                                                                         (737)             (4,176)

Series B, preferred stock dividends                                                                    (82)                (20)
Series C, preferred stock dividends                                                                   (120)                 --
                                                                                                 ---------           ---------

     Net loss attributable to common shareholders                                                $    (939)          $  (4,196)
                                                                                                 ---------           ---------

Net loss per share - basic and diluted:
   Loss from continuing operations                                                               $   (0.08)          $   (0.06)
   Loss from discontinued operations of subsidiary                                                      --           $   (0.32)
                                                                                                 ---------           ---------

   Net loss per share - basic and diluted                                                        $   (0.08)          $   (0.38)
                                                                                                 =========           =========

Weighted average common shares outstanding:
  Basic                                                                                             11,858              10,955
                                                                                                 ---------           ---------
  Diluted (1)                                                                                       11,858              10,955
                                                                                                 ---------           ---------

(1) Potentially dilutive securities not included as their effect would be anti-dilutive

See accompanying notes to condensed consolidated financial statements.

               DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                                                                 SIX MONTHS ENDED DECEMBER 31
                                                                                                 ----------------------------
                                                                                                   2001                2000
                                                                                                 --------           ---------
Cash flows from operating activities:
  Net loss                                                                                       $   (737)          $  (4,176)
  Less:  Loss from discontinued operations                                                             --               3,515
                                                                                                 --------           ---------
            Loss from continuing operations                                                          (737)               (661)
  Adjustments to reconcile net loss
   to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                                     55                 103
     Amortization of software development costs                                                        38                  78
  Changes in assets and liabilities:
     Accounts receivable                                                                            1,189                (306)
     Inventories                                                                                        2                (376)
     Prepaid expenses and other assets                                                                 80                 144
     Accounts payable and accrued liabilities                                                         498                 489
     Warranty accrual                                                                                  (1)                 (1)
                                                                                                 --------           ---------
Net cash provided by (used in) continuing operations                                                1,124                (530)
Net cash used in discontinued operations                                                             (435)               (214)
                                                                                                 --------           ---------

Net cash provided by (used in) operating activities                                                   689                (744)
                                                                                                 --------           ---------

Cash flows from investing activities:
  Purchases of property and equipment                                                                 (33)               (126)
  Additions to capitalized software development costs                                                  --                (105)
                                                                                                 --------           ---------
Net cash used in investing activities                                                                 (33)               (231)

                                                                                                 --------           ---------

Cash flows from financing activities:
  Net (payments) proceeds under notes payable to banks                                               (675)                207
                                                                                                 --------           ---------
Net cash (used in) provided by financing activities                                                  (675)                207
                                                                                                 --------           ---------

Net decrease in cash and cash equivalents                                                             (19)               (768)
Cash and cash equivalents at beginning of period                                                      146                 996
                                                                                                 --------           ---------
Cash and cash equivalents at end of period                                                       $    127           $     228
                                                                                                 ========           =========

Supplemental disclosure of cash paid for:
    Interest                                                                                     $     62           $      87
                                                                                                 ========           =========

Supplemental disclosure of non-cash activities:
Conversion of note payable to related party into common stock                                         721                  --
                                                                                                 ========           =========
Conversion of Preferred Stock - Series B into common stock                                          3,000                  --
                                                                                                 ========           =========
Conversion of Preferred Stock - Series C into common stock                                          4,809                  --
                                                                                                 ========           =========
Issuance of common stock in payment of payable to related party                                        54                  --
                                                                                                 ========           =========

See accompanying notes to condensed consolidated financial statements.

               DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 (UNAUDITED)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2001.

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

A total of 1,653,848 of additional common shares related to the potential conversion of warrants and shares attributable to convertible securities were excluded from the computation of diluted net loss per share in the three months ended December 31, 2001, because the exercise price of these securities was greater than the average market price of the Company's common stock. In addition, the Company excluded all remaining convertible preferred stock, warrants, and outstanding stock options from the calculations of diluted net loss per share as all such securities are anti-dilutive for the three months ended December 31, 2001. The total potential number of dilutive equivalent common shares excluded was 1,963,848 for the three month period ended December 31, 2001.

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

6.       SALE OF DISCONTINUED SUBSIDIARY

The Company's subsidiary - Asurent Technologies ("AT") - completed a transaction on October 10, 2001 in which it sold to Somera Communications, Inc. ("Somera") a substantial portion of its assets. All financial results of AT have been reported as discontinued operations for the year ended June 30, 2001 and for the three and six months ended December 31, 2001 given the Company's decision in late fiscal 2001 to divest of AT. The significant terms of the transaction called for Somera to purchase certain accounts receivable, inventory and property, plant and equipment of AT at book value as of August 31, 2001 coupled with the assumption of certain AT liabilities as defined in the agreement. Somera paid $6,000,000 in cash to AT as consideration for the asset purchase. The proceeds from the transaction were used to pay down AT's secured creditors, including PNC Bank, as of the transaction date. Immediately following the sale, the Company began liquidating all remaining assets of AT in order to pay down unsecured trade debt. As of December 31, 2001, net liabilities of discontinued operations (AT) approximates $10,566,000 and represents outstanding unsecured trade payables of AT. AT is currently negotiating settlements with all unsecured creditors of AT that are being funded as the remaining assets at AT are liquidated. DTS and Asurent Wireless (AW) have not guaranteed the remaining unsecured AT indebtedness in any way and are not party to the obligations.

7. FORMATION OF EMPLOYEE STOCK OWNERSHIP PLAN AND PURCHASE OF SHARES FROM WI-LAN, INC.

Formation of ESOP - On approval of the DTS Board of Directors, an Employee Stock Ownership Program ("ESOP") was formed on December 31, 2001 for the benefit of the employees of DTS and its major subsidiary - Asurent Wireless, Inc. Under the plan, all full-time employees and part-time employees with at least 20 hrs/week are eligible to participate in the plan. Participants are permitted to contribute up to 5% of their annual salary with a 100% match by the Company for such individual contributions. The Company may also make discretionary contributions to the plan but cannot exceed 5% of each individual's salary. Employer contributions will vest over five years on a straight line basis. All contributions to the ESOP will be used to purchase common stock of the Company for the ESOP at 10 cents per share.

Each year, on December 31, a third party will provide an independent valuation of the Company's common stock. This valuation will serve as the basis for valuing participant accounts for that given period.

Purchase of stock from Wi-LAN, Inc. - In a transaction executed on December 31, 2001, the DTS ESOP entered into a stock purchase agreement with Wi-LAN, Inc., then a major shareholder in DTS. The agreement stipulated that the DTS ESOP would purchase all of Wi-LAN's equity holdings in DTS once converted into common shares. All preferred securities, convertible debentures including accrued interest to date and warrants as held by Wi-LAN, Inc. were converted into common stock of the Company. An initial deposit of $103,000 towards a programmed installment purchase of the shares was delivered by the ESOP to Wi-LAN on December 31, 2001. The agreement allowed the ESOP assignment rights in the purchase of the shares and a rescission date of no later than February 28, 2002. As a result of the ESOP transaction with Wi-LAN, Inc., the number of common shares outstanding now approximates 15.8 million shares with approximately 10.3 million shares being held by the DTS ESOP.

Additional disclosures regarding the DTS ESOP can be found on page 15 of this report.

8.       CHANGES IN EXECUTIVE LEADERSHIP AND BOARD OF DIRECTOR MEMBERSHIP

In compliance with the agreement between Wi-LAN and the DTS ESOP, Hatim Zaghloul and Robert Schulz, DTS Board members, tendered their resignations from the Company's Board of Directors effective December 31, 2001. Both individuals are members of the Wi-LAN, Inc. Board of Directors and had served on the Company's Board of Directors during the time that Wi-LAN held a majority of the Company's common stock. On January 9, 2002, the DTS Board of Directors appointed Soren Pihlman, President and COO of Asurent Wireless, DTS' major subsidiary, to the DTS Board. Simultaneously, Andy Salazar was appointed Chairman of the Board. Mr. Salazar announced his retirement as a full-time DTS employee effective February 1, 2002. However, Mr. Salazar will be available to consult with DTS, Asurent Wireless or Asurent Technologies on an as-needed basis under consulting agreements which compensate him at his previous salary level on a pro-rata basis.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

The following table sets forth certain financial data derived from the Company's statements of operations for the three months ended December 31, 2001 and December 31, 2000 (dollars in thousands).

                                                                       THREE MONTHS ENDED             THREE MONTHS ENDED
                                                                        DECEMBER 31, 2001              DECEMBER 31, 2000
                                                                    ------------------------        -----------------------
                                                                      $           % OF SALES          $          % OF SALES
                                                                    -----         ----------        -----        ----------
Net sales                                                           1,778            100            2,261            100
Gross profit                                                          473             27              860             38
Selling, general and administrative                                   528             30              849             38
Depreciation and amortization                                          22              1               46              2
Product development                                                   271             15              350             15
Loss from continuing operations                                      (416)           (23)            (490)           (22)

NET SALES. Net sales decreased by 21%, to $1,778,000 for the three months ended December 31, 2001 from $2,261,000 for the three months ended December 31, 2000. The sales mix, and the corresponding percentage of total sales of AW products, is set forth in the chart below (dollars in thousands):

                                                                                                          PERCENTAGE OF
                                                                                                              TOTAL
                                                                      THREE MONTHS ENDED                THREE MONTHS ENDED
                                                                          DECEMBER 31,                     DECEMBER 31,
                                                                   --------------------------          -------------------
                                                                     2001              2000            2001           2000
                                                                   --------          --------          ----           ----
Flex T1/E1                                                         $  1,778          $  2,261           100%           100%
                                                                   --------          --------          ----           ----

Totals                                                             $  1,778          $  2,261           100%           100%
                                                                   ========          ========          ====           ====

For the three months ended December 31, 2001, revenues from the Company's FlexT1/E1 product line decreased 21% from $2,261,000 for the three months ended December 31, 2000 to $1,778,000 for the three months ended December 31, 2001. The decrease is primarily due to a shift to more conservative capital spending in the wireless carrier market during recent months. Further, network infrastructure investments of AW's primary customers were delayed due to expectations of reduced subscriber growth as a result of current economic conditions in the marketplace. The Company expects capital spending by its customers to gradually increase and return to more normal and historical levels in future periods as the overall condition of the U.S. economy and the telecommunications marketplace improves.

GROSS PROFIT. Cost of sales consists of component costs, compensation costs and the overhead costs related to the production and shipping of AW's products, along with the support and warranty expense associated with such products. Gross profit decreased 45% from $860,000 for the three month period ended December 31, 2000, to $473,000 for the three month period ended December 31, 2001 due to the accompanying decrease in sales noted for the same period. As a percentage of sales, gross profit decreased from 38% to 27% of sales for the three month period ended December 31, 2001 as compared to the same period ended December 31, 2000. The decrease is due to a lower margin product mix, primarily OEM products, for sales recorded during the three months ended December 31, 2001.

PRODUCT DEVELOPMENT. Product development expense consists of personnel costs, consulting, supplies and prototyping expenses. Product development expenses decreased 23%, to $271,000 for the three months ended December 31, 2001 from $350,000 for the three months ended December 31, 2000. The decrease in product development expense for the three month period ended December 31, 2001 is primarily due to decreased spending on new development projects and reduced engineering headcount as compared to the three months ended December 31, 2000. Further, no product development costs related to new projects were capitalized for the three month period ended December 31, 2001 as compared to $34,000 for the three month period ended December 31, 2000. As a percentage of sales, product development costs were 15% for both the three months ended December 31, 2001 and 2000.

SELLING, GENERAL AND ADMINISTRATIVE. Selling expense consists primarily of compensation costs for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of occupancy costs and compensation expenses for administrative and finance personnel, as well as accounting, legal and consulting fees. Selling, general and administrative expense decreased by 38%, to $528,000 for the three months ended December 31, 2001 from $849,000 for the three months ended December 31, 2000. The decrease is primarily attributable to reduced headcount during the quarter ended December 31, 2001 as compared to December 31, 2000. Total selling, general and administrative costs were 30% of sales for the three months ended December 31, 2001 as compared to 38% of sales for the three months ended December 31, 2000.

LOSS FROM CONTINUING OPERATIONS.. For the three month period ended December 31, 2001 the Company recorded a loss from continuing operations of $416,000 as compared to a loss from continuing operations of $490,000 reported for the three month period ended December 31, 2000. The decrease in the loss from continuing operations is primarily a result of reduced general and administrative expenses incurred during the quarter ended December 31, 2001 as compared to the quarter ended December 31, 2000.

SIX MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

The following table sets forth certain financial data derived from the Company's statements of operations for the six months ended December 31, 2001 and December 31, 2000 (dollars in thousands).

                                                                         SIX MONTHS ENDED               SIX MONTHS ENDED
                                                                        DECEMBER 31, 2001              DECEMBER 31, 2000
                                                                    ------------------------        -----------------------
                                                                      $           % OF SALES          $          % OF SALES
                                                                    -----         ----------        -----        ----------
Net sales                                                           3,656            100            4,680            100
Gross profit                                                        1,185             32            2,000             43
Selling, general and administrative                                 1,130             31            1,713             37
Depreciation and amortization                                          55              1              103              2
Product development                                                   582             16              551             12
Loss from continuing operations                                      (737)           (20)            (661)           (14)

NET SALES. Net sales decreased 22%, to $3,656,000 for the six months ended December 31, 2001 from $4,680,000 for the six months ended December 31, 2000. The sales mix, and the corresponding percentage of total sales of the Company's products, is set forth in the chart below (dollars in thousands):

                                                                                                         PERCENTAGE OF
                                                                                                             TOTAL
                                                                       SIX MONTHS ENDED                 SIX MONTHS ENDED
                                                                          DECEMBER 31,                     DECEMBER 31,
                                                                   --------------------------          -------------------
                                                                     2001              2000            2001           2000
                                                                   --------          --------          ----           ----
Flex T1/E1                                                         $  3,656          $  4,493           100%            96%
Microflex                                                                --               187            --              4
                                                                   --------          --------          ----           ----

Totals                                                             $  3,656          $  4,680           100%           100%
                                                                   ========          ========          ====           ====

For the six months ended December 31, 2001, revenues from the Company's FlexT1/E1 product line decreased 19% from $4,493,000 for the six months ended December 31, 2000 to $3,656,000 for the six months ended December 31, 2001. The decrease is primarily due to a shift to more conservative capital spending in the wireless carrier market during recent months. Further, network infrastructure investments of AW's primary customers were delayed due to expectations of reduced subscriber growth as a result of current economic conditions in the marketplace. The Company expects capital spending by its customers to gradually increase and return to more normal and historical levels in future periods as the overall condition of the U.S. economy and the telecommunications marketplace improves.

GROSS PROFIT. Cost of sales consists of component costs, compensation costs and the overhead costs related to the production and shipping of the Company's products, along with the support and warranty expense associated with such products. Gross profit decreased 41% from $2,000,000 for the six month period ended December 31, 2000 to $1,185,000 for the six month period ended December 31, 2001. As a percentage of sales, gross profit decreased from 43% for the six month period ended December 31, 2000 to 32% for the six month period ended December 31, 2001. The decrease is due to a lower margin product mix, primarily OEM products, for sales recorded during the six months ended December 31, 2001.

PRODUCT DEVELOPMENT. Product development expense consists of personnel costs, consulting, supplies and prototyping expenses. Product development expenses increased 6%, to $582,000 for the six months ended December 31, 2001 from $551,000 for the six months ended December 31, 2000. The increase in product development expense for the six month period ended December 31, 2001 is primarily due to increased engineering headcount during the July 2001 through September 2001 timeframe. Further, no development costs related to new projects were capitalized for the six month period ended December 31, 2001 as compared to $105,000 for the six month period ended December 31, 2000. As a percentage of sales, product development costs were 16% for the six months ended December 31, 2001 and 12% for the six months ended December 31, 2000.

SELLING, GENERAL AND ADMINISTRATIVE. Selling expense consists primarily of compensation costs for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of occupancy costs and compensation expenses for administrative and finance personnel, as well as accounting, legal and consulting fees. Selling, general and administrative expense decreased 34%, to $1,130,000 for the six months ended December 31, 2001 from $1,713,000 for the six months ended December 31, 2000. The decrease is primarily attributable to reduced headcount during the six months ended December 31, 2001 coupled with conscious cost-cutting efforts and initiatives instituted by Company management during July 2001. Total selling, general and administrative costs were 31% of sales for the six months ended December 31, 2001 as compared to 37% of sales for the six months ended December 31, 2000.

LOSS FROM CONTINUING OPERATIONS. For the six month period ended December 31, 2001 the Company recorded a loss from continuing operations of $737,000 as compared to a loss from continuing operations of $661,000 reported for the six month period ended December 31, 2000. The increase in the loss from continuing operations is primarily a result of the reduction in gross product margin realized for the six months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the six months ended December 31, 2001 and 2000, the Company's continuing operations incurred losses of $737,000 and $661,000, respectively. The Company continues to require additional capital to properly service its debt and fund future product development. Additional equity may be required during fiscal year 2002 and the Company is actively pursuing various financing alternatives. The Company attempted to raise capital throughout fiscal 2001 and was unable to secure adequate financing to assure the long term growth and profitability of the entire organization given the severity of the current downturn in the telecommunications industry. As such, the Board of Directors of the Company decided to approve a plan to divest of Asurent Technologies (formerly Telcor Communications). The Company is now focusing on the continued growth and profitability of its network access product division (Asurent Wireless or "AW") and will continue to explore financing alternatives for working capital and product development initiatives throughout fiscal 2002.

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

Potential additional sources of cash for use in future periods may include, but are not limited to, private or public placements of the Company's securities and securing additional financing from certain financial institutions. In the event the Company is able to raise additional capital, the Company intends on using such proceeds to accelerate product development initiatives, add additional personnel as may be required and to pay down existing and any additional indebtedness.

EQUITY. On October 14, 1998, NASDAQ delisted the Company because the Company did not meet the listing requirement of minimum net assets. The Company's securities are currently traded on the OTC Bulletin Board. The delisting action has hampered the Company's efforts to raise capital through a private placement of its stock with qualified investors.

On December 29, 1999, the Company entered into an agreement with Wi-LAN Inc. ("Wi-LAN"), a leading provider of wireless data communications technology and products, to sell Wi-LAN $1.5 million in convertible debentures (the "1999 debentures"). The debentures, convertible into the Company's common stock at any time by the holder, have a four-year term with a 10% interest rate with principal and interest due at maturity. The Company has no buy-back provision, and the conversion rate is one share per $1 in debentures, which approximated the fair value of the Company's common stock on the date the Company entered into the agreement. On January 7, 2000, a closing on the Wi-LAN debentures was held whereby the Company received the proceeds from the first tranche of the debentures of $400,000. The remaining $1,100,000 in proceeds from the issuance of debentures was received prior to March 31, 2000. In connection with various transactions subsequent to the sale of the $1.5 million in debentures and through June 30, 2001, Wi-LAN has converted $1,278,900 of the 1999 debentures into 1,278,900 shares of the Company's common stock. In connection with the agreement, Wi-LAN also received an option to purchase additional debentures of $1.5 million with similar terms but at a conversion rate to be determined by the market price of the Company's common stock at the time the option is exercised. The expiration on the option to purchase additional debentures of $1.5 million was January 7, 2002.

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

Additionally, Wi-LAN converted another $190,000 of the 1997 debentures into 190,000 shares of the Company's common stock during January 2000.

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

ESOP Transaction with Wi-LAN, Inc.

Formation of ESOP - On approval of the DTS Board of Directors, an Employee Stock Ownership Program ("ESOP") was formed on December 31, 2001 for the benefit of the employees of DTS and its major subsidiary - Asurent Wireless, Inc. Under the plan, all full-time employees and part-time employees with at least 20 hrs/week are eligible to participate in the plan. Participants are permitted to contribute up to 5% of their annual salary with a 100% match by the Company for such individual contributions. The Company may also make discretionary contributions to the plan but cannot exceed 5% of each individual's salary. Employer contributions will vest over five years on a straight line basis. All contributions to the ESOP will be used to purchase common stock of the Company for the ESOP at 10 cents per share.

Each year, on December 31, a third party will provide an independent valuation of the Company's common stock. This valuation will serve as the basis for valuing participant accounts for that given period.

Purchase of stock from Wi-LAN, Inc. - In a transaction executed on December 31, 2001, the DTS ESOP entered into a stock purchase agreement with Wi-LAN, Inc., then a major shareholder in DTS. The agreement stipulated that the DTS ESOP would purchase all of Wi-LAN's equity holdings in DTS once converted into common shares. All preferred securities, convertible debentures including accrued interest to date and warrants as held by Wi-LAN, Inc. were converted into common stock of the Company. An initial deposit of $103,000 towards a programmed installment purchase of the shares was delivered by the ESOP to Wi-LAN on December 31, 2001. The agreement allowed the ESOP assignment rights in the purchase of the shares and a rescission date of no later than February 28, 2002. As a result of the ESOP transaction with Wi-LAN, Inc., the number of common shares outstanding now approximates 15.8 million shares with approximately 10.3 million shares being held by the DTS ESOP.

Payment of the ESOP obligation - In accordance with the terms of the ESOP agreement, DTS is obligated to pay Wi-LAN, Inc. the amount of $9,992 per month commencing January 31, 2002 through December 31, 2011 for their conversion and release of all DTS common stock as referenced above. Aggregate principal payments under the note will total $900,000 and the note accrues interest at a 6% annual rate. Cash to fund the ESOP obligation will be generated primarily through our existing cash balances, revenue generated from operations, and through our line of credit with Silicon Valley Bank. In the event existing cash balances are not adequate to cover the future ESOP obligations, an event of default will occur which will cause the ESOP note to be due and payable immediately at the option of Wi-LAN.

Right of Recision - DTS has the right to rescind the transaction in the event that it is unable to obtain an independent opinion of an appraiser that the price paid for the common shares is no more than fair market value and that the transaction is fair to DTS from a financial point of view (the "Appraisal"). Within 30 days of receipt of the Appraisal which states that the price paid exceeds the fair market value, or if DTS is unable to obtain an Appraisal, but in no event later than February 28, 2002, DTS must in writing notify Wi-LAN that the transaction is rescinded. In the event such notice is given, the parties shall have the following options: (a) The parties can adjust the terms of the transaction and the balance due on the Note so that DTS has paid no more than fair market value for the common shares; (b) DTS shall have the ability to keep $103,837 of the common shares at such price as determined by the Appraisal and to return the balance of the shares pledged as collateral for the note to Wi-LAN in return for cancellation of the note; or (c) The parties shall have the right to reverse the transaction and return all cash paid to DTS and return all shares received by DTS to Wi-LAN combined with the cancellation of all obligations under the ESOP.

Refinancing of ESOP Obligation - DTS shall notify Wi-LAN by November 30, 2002 of its intent to refinance the ESOP note or of its inability to refinance the note. If DTS is unable to refinance the note by December 31, 2002 with a financial institution, Wi-LAN shall have the right to terminate the Loan as follows: (a) If the fair market value of the shares serving as collateral as of the date of the loan termination, as determined by the valuation and fairness opinion obtained by DTS, exceeds the outstanding principal amount on the note, then Wi-LAN shall receive a number of common shares which would equal in value such outstanding principal amount due on the note; or (b) If the fair market value of the shares serving as collateral, as determined by the valuation and fairness opinion obtained by DTS, does not exceed the outstanding principal amount on the note, then Wi-LAN shall receive the collateralized shares and the note and all of DTS's obligations under said note and the ESOP agreement shall be cancelled. If the note is refinanced, then DTS shall cause the entire amount of the note then outstanding to be prepaid in accordance with the terms of the ESOP agreement, on or before December 31, 2002.

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

On February 24, 2000, DTS signed an additional amendment to the loan agreement with Silicon Valley Bank which modified previous terms. Under the modified terms, the revised loan agreement had a maturity date of April 10, 2001. Additionally, the revised and amended agreement increased the maximum borrowing to $2,500,000 with interest at prime plus 2.25% (7.00% at December 31, 2001). Covenants under the agreement were further revised to require certain minimum quarterly revenue and monthly income requirements.

On February 16, 2001, DTS signed an additional amendment to the loan agreement with Silicon Valley Bank which modified previous terms. Under the modified terms, covenants imposed by the agreement were revised. All revenue and income covenants previously enforced were removed and replaced with a single covenant requiring a minimum level of consolidated net tangible equity on a monthly basis. On April 10, 2001, DTS signed an additional amendment to the loan agreement with Silicon Valley Bank that extended the maturity date of the loan agreement to April 10, 2002. No other terms of the agreement were changed.

On November 29, 2001, DTS signed an additional amendment to the loan agreement with Silicon Valley Bank which modified previous terms. Under the modified terms, covenants imposed by the agreement were revised. All consolidated net tangible equity covenants previously enforced were removed and replaced with a revised equity covenant that calls for a minimum level of tangible equity to be maintained by Asurent Wireless on a monthly basis. The Company was in full compliance with the revised covenants as of December 31, 2001.

CASH. For the six months ended December 31, 2001, cash of $1,124,000 was provided by continuing operating activities as compared to cash used in continuing operations of $530,000 for the six months ended December 31, 2000. The loss from continuing operations for the six months ended December 31, 2001 of $737,000 includes non-cash charges relating to depreciation and amortization of $55,000 and interest expense of $161,000. During the six months ended December 31, 2001 cash was provided by continuing operating activities primarily through a decrease in accounts receivable of $1,189,000.

The Company's current cash burn rate approximates $250,000 per month and represents payments required to fund certain fixed costs of the Company such as occupancy costs and personnel compensation. The Company intends to fund potential future operating losses and capital expenditures required to pursue its current business plan out of its existing cash balance, revenue generated from operations and borrowings under its line of credit with Silicon Valley Bank.

The Company's additional cash requirements necessary for debt service will need to be funded through debt facilities and equity financings not yet arranged. The Company is actively seeking external investment to ensure existing and future debt is adequately serviced thereby preventing any interruption in operations. However, there can be no assurance that sufficient financing will be available on terms acceptable to the Company. If such financing is not available, the Company will have to curtail or alter its current business plan.

The Company purchased $33,000 and $126,000 of property, plant and equipment during the six months ended December 31, 2001 and 2000, respectively. In addition, the Company capitalized certain software development costs paid to outside contractors. During the six months ended December 31, 2001, the Company capitalized $0 of such costs as compared to capitalized costs of $105,000 for the six months ended December 31, 2000.

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

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on variable rate indebtedness. The Company's primary interest rate risk relates to its variable rate bank credit facilities. At December 31, 2001, the Company's total variable rate debt obligations was $971,000. A hypothetical 1% increase in the Company's variable interest rate for a duration of one year would result in additional interest expense of approximately $10,000.

                           PART II. OTHER INFORMATION

PART II. OTHER INFORMATION

ITEMS 1 - 5 ARE NOT APPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         None.

(B)      REPORTS ON FORM 8-K

         The registrant did not file any reports on Form 8-K during the six months ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Digital Transmission Systems, Inc.



Date: February 14, 2002                 By:  /s/ Soren Pihlman
                                            -----------------------------------
                                            Soren Pihlman,
                                            Director
                                            President and COO - Asurent
                                            Wireless, Inc.



Date: February 14, 2002                 By:  /s/  Clive N. W. Marsh
                                            -----------------------------------
                                            Clive N. W. Marsh
                                            V.P. Corporate Finance