Form 10-Q/A
period 2001-12-31
DIGITAL TRANSMISSION SYSTEMS INC \DE\
filed 2002-02-20
CIK 1005179

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

               DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (unaudited)
                        (in thousands, except share data)

                                                                                                DECEMBER 31,
                                                                                                    2001           JUNE 30, 2001
                                                                                                ------------       -------------
                                                               ASSETS
Current assets:
    Cash and cash equivalents                                                                    $      127                146
    Trade accounts receivable, net of allowances for
      returns and doubtful accounts of $224 and $368
      at December 31, 2001 and June 30, 2001, respectively                                              474              1,638
    Accounts receivable from related parties                                                             --                 25
    Inventories                                                                                       1,444              1,446
                                                                                                 ----------           --------
                Total current assets                                                                  2,045              3,255

Property and equipment, net                                                                             205                227
Intangible assets, net                                                                                  344                382
Other assets                                                                                            244                324
                                                                                                 ----------           --------

                Total assets                                                                     $    2,838              4,188
                                                                                                 ==========           ========

                                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable to banks                                                                       $      971              1,646
    Accounts payable and accrued liabilities                                                          2,203              1,673
    Accrued payroll and benefits                                                                        363                449
    Notes payable to related parties                                                                  3,000              3,000
    Warranty accrual                                                                                    199                200
    Current portion of ESOP obligation payable                                                           75                 --
    Net liabilities of discontinued operations                                                       10,566             11,001
                                                                                                 ----------           --------
                Total current liabilities                                                            17,377             17,969
                                                                                                 ----------           --------

ESOP obligation payable                                                                                 825                 --
Notes payable to related parties                                                                         --                721

                                                                                                 ----------           --------
                Total liabilities                                                                    18,202             18,690
                                                                                                 ----------           --------
Shareholders' deficit:
    Preferred stock, $0.01 par value, 10,000,000 shares authorized:
      Series A, convertible, liquidation preference of $1.00 per share,
         1,264,333 shares issued and outstanding                                                      1,264              1,264
      Series B, convertible, liquidation preference of $7.125 per share,
         454,737 shares issued and outstanding at June 30, 2001                                          --              3,000
      Series C, convertible, liquidation preference of $2.58 per share,
         2,330,217 shares issued and outstanding at June 30, 2001                                        --              4,810
    Unearned ESOP shares                                                                               (900)                --
    Common stock - $0.01 par value, 50,000,000 shares authorized;
      15,275,831 and 11,814,119 shares issued and outstanding
      at December 31, 2001 and June 30, 2001, respectively                                              153                118
    Common stock subscribed                                                                             504                302
    Additional paid-in capital                                                                       41,864             33,314
    Accumulated deficit                                                                             (58,249)           (57,310)
                                                                                                 ----------           --------
                Total shareholders' deficit                                                         (15,364)           (14,502)
                                                                                                 ----------           --------

                Total liabilities and shareholders' deficit                                      $    2,838              4,188
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

                                        Digital Transmission Systems, Inc.



Date: February 20, 2002                 By:  /s/ Soren Pihlman
                                            -----------------------------------
                                            Soren Pihlman,
                                            Director
                                            President and COO - Asurent
                                            Wireless, Inc.



Date: February 20, 2002                 By:  /s/  Clive N. W. Marsh
                                            -----------------------------------
                                            Clive N. W. Marsh
                                            V.P. Corporate Finance