Form 10-Q
period 2002-03-31
DIGITAL TRANSMISSION SYSTEMS INC \DE\
filed 2002-05-15
CIK 1005179

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

                  For the Quarterly Period Ended March 31, 2002

              { }TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period From ____to____

                           -------------------------

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

Yes {X}   No {  }

The number of shares outstanding of the registrant's common stock as of May 15, 2002 was approximately 12,732,414.

================================================================================

                       DIGITAL TRANSMISSION SYSTEMS, INC.
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2002

                                      INDEX

                                                                                       PAGE
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements:

                Condensed Consolidated Balance Sheets at March 31, 2002
                  and June 30, 2001 (Unaudited)                                         3

                Condensed Consolidated Statements of Operations for the Three
                  Months ended March 31, 2002 and 2001 (Unaudited)                      4

                Condensed Consolidated Statements of Operations for the Nine
                  Months ended March 31, 2002 and 2001 (Unaudited)                      5

                Condensed Consolidated Statements of Cash Flows for the Nine
                  Months Ended March 31, 2002 and 2001 (Unaudited)                      6

                Notes to Condensed Consolidated  Financial Statements
                  (Unaudited)                                                           7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations                          10

Item 3.         Quantitative and Qualitative Disclosure about Market Risk              19

PART II.                   OTHER INFORMATION

Items 1, 2, 4 & 5          Not applicable                                              20

Item 3a                    Default upon Senior Indebtedness                            20

Item 6.                    Exhibits and Reports on Form 8-K                            20

                           Signatures                                                  21

               DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (unaudited)
                        (in thousands, except share data)

                                                                                          MARCH 31,
                                                                                            2002          JUNE 30, 2001
                                                                                          ---------       -------------
                                 ASSETS

Current assets:
    Cash and cash equivalents                                                             $     59               146
    Trade accounts receivable, net of allowances for
      returns and doubtful accounts of $224 and $368
      at March 31, 2002 and June 30, 2001, respectively                                        469             1,638
    Accounts receivable from related parties                                                    --                25
    Inventories                                                                              1,576             1,446
                                                                                          --------           -------
                Total current assets                                                         2,104             3,255

Property and equipment, net                                                                    244               227
Intangible assets, net                                                                         314               382
Other assets                                                                                   199               324
                                                                                          --------           -------
                Total assets                                                              $  2,861             4,188
                                                                                          ========           =======

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable to banks                                                                $  1,283             1,646
    Accounts payable and accrued liabilities                                                 2,252             1,673
    Accrued payroll and benefits                                                               358               449
    Notes payable to related parties                                                         3,104             3,000
    Warranty accrual                                                                           199               200
    Net liabilities of discontinued operations                                              10,656            11,001
                                                                                          --------           -------
                Total current liabilities                                                   17,852            17,969
                                                                                          --------           -------

Notes payable to related parties                                                                --               721

                                                                                          --------           -------
                Total liabilities                                                           17,852            18,690
                                                                                          --------           -------
Shareholders' deficit:
    Preferred stock, $0.01 par value, 10,000,000 shares authorized:
      Series A, convertible, liquidation preference of $1.00 per share,
         1,264,333 shares issued and outstanding                                             1,264             1,264
      Series B, convertible, liquidation preference of $7.125 per share,
         454,737 shares issued and outstanding at June 30, 2001                                 --             3,000
      Series C, convertible, liquidation preference of $2.58 per share,
          2,330,217 shares issued and outstanding at June 30, 2001                              --             4,810
    Common stock - $0.01 par value, 50,000,000 shares authorized;
      12,732,414 and 11,814,119 shares issued and outstanding with 6,282,314 and
      0 shares held in treasury at March 31, 2002 and
      June 30, 2001, respectively                                                              124               118
    Common stock subscribed                                                                    504               302
    Treasury stock, - $0.01 par value, 6,282,314 shares and 0 shares
    held in treasury at March 31, 2002 and June 30, 2001, respectively                         (63)               --
    Additional paid-in capital                                                              41,852            33,314
    Accumulated deficit                                                                    (58,672)          (57,310)
                                                                                          --------           -------
                Total shareholders' deficit                                                (14,991)          (14,502)
                                                                                          --------           -------
                Total liabilities and shareholders' deficit                               $  2,861             4,188
                                                                                          ========           =======

See accompanying notes to condensed consolidated financial statements.

               DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements Of Operations
                                   (unaudited)
                      (in thousands, except per share data)

                                                                   Three months ended March 31,
                                                                   ----------------------------
                                                                      2002               2001
                                                                   ---------           -------
Net sales                                                           $  1,002           $ 3,122
Cost of sales                                                            634             1,765
                                                                    --------           -------
   Gross profit                                                          368             1,357
                                                                    --------           -------

Selling, general and administrative                                      485               760
Product development                                                      210               459
Depreciation and amortization                                             29                85

                                                                    --------           -------
   Total operating expenses                                              724             1,304
                                                                    --------           -------

   Operating (loss) income                                                53
                                                                                          (356)

Other income                                                              --                 2
Interest expense, net                                                    (67)             (106)
                                                                    --------           -------

     Loss before income taxes                                           (423)              (51)

Income taxes                                                              --                --
                                                                    --------           -------

     Loss from continuing operations                                    (423)              (51)

Discontinued operations:
     Loss from operations of discontinued subsidiary                      --            (2,213)
                                                                    --------           -------

     Net loss                                                           (423)           (2,264)

Series B, preferred stock dividends                                       --               (20)
Series C, preferred stock dividends                                       --                --
                                                                    --------           -------

     Net loss attributable to common shareholders                   $   (423)          $(2,284)
                                                                    --------           -------

Net loss per share - basic and diluted:
   Loss from continuing operations                                  $  (0.03)          $ (0.00)
   Loss from discontinued operations of subsidiary                        --           $ (0.19)
                                                                    --------           -------

   Net loss per share - basic and diluted                           $  (0.03)          $ (0.19)
                                                                    ========           =======

Weighted average common shares outstanding:
  Basic                                                               12,136            11,734
                                                                    --------           -------
  Diluted (1)                                                         12,136            11,734
                                                                    --------           -------

(1) Potentially dilutive securities not included as their effect would be anti-dilutive

See accompanying notes to condensed consolidated financial statements.

               DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements Of Operations
                                   (unaudited)
                      (in thousands, except per share data)

                                                                   Nine months ended March 31,
                                                                   ----------------------------
                                                                      2002               2001
                                                                    --------           -------
Net sales                                                           $  4,658           $ 7,802
Cost of sales                                                          3,105             4,684
                                                                    --------           -------
   Gross profit                                                        1,553             3,118
                                                                    --------           -------

Selling, general and administrative                                    1,615             2,418
Product development                                                      792             1,009
Depreciation and amortization                                             84               245
                                                                    --------           -------
   Total operating expenses                                            2,491             3,672
                                                                    --------           -------
   Operating loss                                                       (938)             (554)

Other income (expense)                                                     6               (59)
Interest expense, net                                                   (228)             (340)
                                                                    --------           -------

     Loss before income taxes                                         (1,160)             (953)

Income taxes                                                              --                --
                                                                    --------           -------

     Loss from continuing operations                                  (1,160)             (953)

Discontinued operations:
     Loss from operations of discontinued subsidiary                      --            (5,487)
                                                                    --------           -------

     Net loss                                                         (1,160)           (6,440)

Series B, preferred stock dividends                                      (82)              (40)
Series C, preferred stock dividends                                     (120)               --
                                                                    --------           -------

     Net loss attributable to common shareholders                   $ (1,362)          $(6,480)
                                                                    --------           -------

Net loss per share - basic and diluted:
   Loss from continuing operations                                  $  (0.11)          $ (0.09)
   Loss from discontinued operations of subsidiary                        --           $ (0.50)
                                                                    --------           -------

   Net loss per share - basic and diluted                           $  (0.11)          $ (0.59)
                                                                    ========           =======

Weighted average common shares outstanding:
  Basic                                                               12,136            10,973
                                                                    --------           -------
  Diluted (1)                                                         12,136            10,973
                                                                    --------           -------

(1) Potentially dilutive securities not included as their effect would be anti-dilutive

See accompanying notes to condensed consolidated financial statements.

               DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                                             Nine months ended March 31
                                                                             --------------------------
                                                                               2002              2001
                                                                             -------           --------
Cash flows from operating activities:
  Net loss                                                                   $(1,160)          $(6,440)
  Less:  Loss from discontinued operations                                        --             5,487
                                                                             -------           -------
            Loss from continuing operations                                   (1,160)             (953)
  Adjustments to reconcile net loss
   to net cash provided by (used in) operating activities:
     Depreciation and amortization
                                                                                  84               245
     Amortization of software development costs                                   68
                                                                                                   101
  Changes in assets and liabilities:
     Accounts receivable                                                       1,194              (538)
     Inventories                                                                (130)             (438)
     Prepaid expenses and other assets                                           125               179
     Accounts payable and accrued liabilities                                    542               807
     Warranty accrual                                                             (1)               (1)
                                                                             -------           -------
Net cash provided by (used in) continuing operations                             722              (598)
Net cash (used in) provided by discontinued operations                          (345)              237
                                                                             -------           -------

Net cash provided by (used in) operating activities                              377              (361)
                                                                             -------           -------

Cash flows from investing activities:
  Purchases of property and equipment                                           (101)             (258)
  Additions to capitalized software development costs                             --              (113)
                                                                             -------           -------
Net cash used in investing activities                                           (101)             (371)
                                                                             -------           -------

Cash flows from financing activities:
  Net (payments) proceeds under notes payable to banks                          (363)              309

                                                                             -------           -------
Net cash (used in) provided by financing activities                             (363)             (309)
                                                                             -------           -------

Net decrease in cash and cash equivalents                                        (87)             (423)
Cash and cash equivalents at beginning of period                                 146               996
                                                                             -------           -------
                                                                             $    59           $   573
                                                                             =======           =======

Supplemental disclosure of cash paid for:
  Interest                                                                   $   105           $   180
                                                                             =======           =======

Supplemental disclosure of non-cash activities:
Issuance of common stock in payment of payable to related party                   54                --
                                                                             =======           =======

See accompanying notes to condensed consolidated financial statements.

               DIGITAL TRANSMISSION SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)

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

In late fiscal 2001, the Company's Board of Directors approved a plan to divest of its de-installed telecommunications equipment business (AT - formerly Telcor Communications). The financial statements have been reclassified to account for the operating results of AT as discontinued operations. The following discussion relates only to the Company's continuing operations. The decision for divestiture was based on a thorough strategic and financial review of the Company's operations and subsidiaries coupled with the consideration of the severe macroeconomic conditions in the telecommunications industry. The Company decided to only retain those segments that will potentially provide self-generated positive and profitable growth in the near-term as access to external financing has been difficult to obtain in recent periods. For further information refer to Note 7 to the condensed consolidated financial statements.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, and to obtain additional financing or refinancing as may be required. Heretofore, the Company has been able to satisfy its immediate short-term cash requirements through increasing equipment sales and accelerating collections coupled with managing vendor accounts and relationships. The Company is actively pursuing additional equity financing through discussions with potential investors. Under the forbearance agreement recently entered into with Silicon Valley Bank, the Company is expected to close on an equity and debt financing transaction by May 31, 2002. If equity financing is not realized or a continuance of the forbearance agreement is not achieved, the Company may not have the liquidity to continue operations. Further discussion of the forbearance agreement can be found in
Note 6.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2001.

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

A total of 1,653,848 of additional common shares related to the potential conversion of warrants and shares attributable to convertible securities were excluded from the computation of diluted net loss per share in the three months ended March 31, 2002, because the exercise price of these securities was greater than the average market price of the Company's common stock. In addition, the Company excluded all remaining convertible preferred stock, warrants, and outstanding stock options from the calculations of diluted net loss per share as all such securities are anti-dilutive for the three months ended March 31, 2002. The total potential number of dilutive equivalent common shares excluded was 1,963,848 for the three month period ended March 31, 2002.

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

6.       DEFAULT UPON SENIOR INDEBTEDNESS

As of March 31, 2002, the Company was not in compliance with certain financial and net tangible worth covenants as imposed under its line of credit facility with its primary lender, Silicon Valley Bank (hereafter "SVB"). The facility is secured by all assets of the Company. The Company executed a forbearance agreement with SVB on May 13, 2002 whereby SVB agreed not to exercise any of its rights and remedies under the existing events of default until May 31, 2002. The forbearance agreement requires the Company to obtain additional external financing no later than May 31, 2002. In the event the Company is unable to secure additional financing by May 31, 2002 or extend the forbearance agreement with SVB, there can be no assurances that sufficient capital will be available to sustain operations.

7.       SALE OF DISCONTINUED SUBSIDIARY

The Company's subsidiary - Asurent Technologies ("AT") - completed a transaction on October 10, 2001 in which it sold to Somera Communications, Inc. ("Somera") a substantial portion of its assets. All financial results of AT have been reported as discontinued operations for the year ended June 30, 2001 and for the three and nine months ended March 31, 2002 given the Company's decision in late fiscal 2001 to divest of AT. The significant terms of the transaction called for Somera to purchase certain accounts receivable, inventory and property, plant and equipment of AT at book value as of August 31, 2001 coupled with the assumption of certain AT liabilities as defined in the agreement. Somera paid $6,000,000 in cash to AT as consideration for the asset purchase. The proceeds from the transaction were used to pay down AT's secured creditors, including PNC Bank, as of the transaction date. Immediately following the sale, the Company began liquidating all remaining assets of AT in order to pay down unsecured trade debt. As of March 31, 2002, net liabilities of discontinued operations (AT) approximates $10,656,000 and represents outstanding unsecured trade payables of AT. AT is currently negotiating settlements with all unsecured creditors of AT that are being funded as the remaining assets at AT are liquidated. DTS and Asurent Wireless (AW) have not guaranteed the remaining unsecured AT indebtedness in any way and are not party to the obligations.

8. FORMATION AND RESCISSION OF EMPLOYEE STOCK OWNERSHIP PLAN AND PURCHASE OF SHARES FROM WI-LAN, INC.

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

Purchase of stock from Wi-LAN, Inc. - In a transaction executed on December 31, 2001, the DTS ESOP entered into a stock purchase agreement with Wi-LAN, Inc., then a major shareholder in DTS. The agreement stipulated that the DTS ESOP would purchase all of Wi-LAN's equity holdings in DTS once converted into common shares. All preferred securities, convertible debentures including accrued interest to date and warrants as held by Wi-LAN, Inc. would be converted into common stock of the Company. An initial deposit of $104,000 towards a programmed installment purchase of the shares was delivered by the ESOP to Wi-LAN on December 31, 2001. The agreement allowed the ESOP assignment rights in the purchase of the shares and a rescission date of no later than February 28, 2002.

Rescission of DTS ESOP - On February 28, 2002, the DTS ESOP stock purchase was rescinded by mutual agreement of the parties and all equity holdings were returned to Wi-LAN. The rescission was in accordance with the rescission rights under the stock purchase agreement. Immediately following the rescission, Wi-LAN and the Company executed a revised transaction whereby the Company agreed to purchase $721,102 of outstanding convertible debentures, as held by Wi-LAN, for $54,000 in cash and a $50,000 non-interest bearing promissory note. The note is payable to Wi-LAN in 5 monthly installments of $10,000, commencing April 30, 2002. As additional consideration for the payment, Wi-LAN agreed to return the balance of their equity holdings back to the Company, with the sole exception of 250,000 shares of DTS common stock. Equity holdings returned to the Company were 454,737 shares of Series B Convertible Preferred Stock, 2,330,217 shares of Series C Preferred Stock, 6,282,314 shares of common stock and 702,615 warrants to purchase common stock of the Company. The Company has currently retained the 6,282,314 common shares received as treasury stock for potential re-issuance in the future. All other returned holdings were cancelled and retired by the Company.

9.       CHANGES IN EXECUTIVE LEADERSHIP AND BOARD OF DIRECTOR MEMBERSHIP

In compliance with the agreements between Wi-LAN and DTS, Hatim Zaghloul and Robert Schulz, DTS Board members, tendered their resignations from the Company's Board of Directors effective December 31, 2001. Both individuals are members of the Wi-LAN, Inc. Board of Directors and had served on the Company's Board of Directors during the time that Wi-LAN held a majority of the Company's common stock. On January 9, 2002, the DTS Board of Directors appointed Soren Pihlman, President and COO of Asurent Wireless, DTS' major subsidiary, to the DTS Board. Simultaneously, Andy Salazar was appointed Chairman of the Board. Mr. Salazar announced his retirement as a full-time DTS employee effective February 1, 2002. However, Mr. Salazar will be available to consult with DTS, Asurent Wireless or Asurent Technologies on an as-needed basis under consulting agreements which compensate him at his previous salary level on a pro-rata basis.

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

During the three months ended March 31, 2002, the Company downsized its operations due to the sharp decline in revenue experienced. As of May 15, 2002, the Company has approximately 11 full-time and 4 part-time employees.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

The following table sets forth certain financial data derived from the Company's statements of operations for the three months ended March 31, 2002 and March 31, 2001 (dollars in thousands).

                                                 THREE MONTHS ENDED             THREE MONTHS ENDED
                                                   MARCH 31, 2002                 MARCH 31, 2001
                                                 ------------------             ------------------

                                                $         % OF SALES            $        % OF SALES
                                              -----------------------------------------------------
Net sales                                     1,002            100            3,122         100
Gross profit                                    368             37            1,357          43
Selling, general and administrative             485             48              760          24
Depreciation and amortization                    29              3               85           3
Product development                             210             21              459          15
Loss from continuing operations                (423)           (42)             (51)         (2)

NET SALES. Net sales decreased by 68%, to $1,002,000 for the three months ended March 31, 2002 from $3,122,000 for the three months ended March 31, 2001. The sales mix, and the corresponding percentage of total sales of AW products, is set forth in the chart below (dollars in thousands):

                                                             PERCENTAGE OF
                                                                TOTAL
                             THREE MONTHS ENDED           THREE MONTHS ENDED
                                  MARCH 31,                   MARCH 31,
                             ------------------          --------------------
                             2002            2001        2002            2001
                           --------------------------------------------------
Flex T1/E1                  $1,002         $ 3,122       100%            100%
                           --------------------------------------------------
Totals                      $1,002          $3,122       100%            100%
                           ==================================================

For the three months ended March 31, 2002, revenues from the Company's FlexT1/E1 product line decreased 68% from $3,122,000 for the three months ended March 31, 2001 to $1,002,000 for the three months ended March 31, 2002. The dramatic decrease is primarily due to a shift to more conservative capital spending in the wireless carrier market during recent months. Further, network infrastructure investments of AW's primary customers were delayed due to expectations of reduced subscriber growth as a result of current economic conditions in the marketplace. The Company expects capital spending by its customers to gradually increase and return to more normal and historical levels in future periods as the overall condition of the U.S. economy and the telecommunications marketplace improves.

GROSS PROFIT. Cost of sales consists of component costs, compensation costs and the overhead costs related to the production and shipping of AW's products, along with the support and warranty expense associated with such products. Gross profit decreased 73% from $1,357,000 for the three month period ended March 31, 2001, to $368,000 for the three month period ended March 31, 2002 due to the accompanying decrease in sales noted for the same period. As a percentage of sales, gross profit decreased from 43% to 37% of sales for the three month period ended March 31, 2002 as compared to the same period ended March 31, 2001. The decrease is due to a lower margin product mix, as well as continued pricing pressure noted in the marketplace, for sales recorded during the three months ended March 31, 2002.

PRODUCT DEVELOPMENT. Product development expense consists of personnel costs, consulting, supplies and prototyping expenses. Product development expenses decreased 54%, to $210,000 for the three months ended March 31, 2002 from $459,000 for the three months ended March 31, 2001. The decrease in product development expense for the three month period ended March 31, 2002 is primarily due to decreased spending on new development projects and reduced engineering headcount as compared to the three months ended March 31, 2001. As a percentage of sales, product development costs were 21% of sales for the three months ended March 31, 2002 as compared to 15% of sales for the same period ended March 31, 2001. The Company currently only has two part-time engineers.

SELLING, GENERAL AND ADMINISTRATIVE. Selling expense consists primarily of compensation costs for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of occupancy costs and compensation expenses for administrative and finance personnel, as well as accounting, legal and consulting fees. Selling, general and administrative expense decreased by 36%, to $485,000 for the three months ended March 31, 2002 from $760,000 for the three months ended March 31, 2001. The decrease is primarily attributable to a significantly reduced headcount during the quarter ended March 31, 2002 as compared to March 31, 2001. As of May 15, 2002, only 11 full-time and 4 part-time employees remain at the Company.

LOSS FROM CONTINUING OPERATIONS. For the three month period ended March 31,
2002 the Company recorded a loss from continuing operations of $423,000 as compared to a loss from continuing operations of $51,000 reported for the three month period ended March 31, 2001. The increase in the loss from continuing operations is primarily a result of the decline in sales and gross profit experienced during the three months ended March 31, 2002 offset by a reduction in overall operating expenses.

NINE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

The following table sets forth certain financial data derived from the Company's statements of operations for the nine months ended March 31, 2002 and March 31, 2001 (dollars in thousands).

                                              NINE MONTHS ENDED          NINE MONTHS ENDED
                                                MARCH 31, 2002             MARCH 31, 2001
                                              -----------------          -----------------

                                                 $      % OF SALES       $       % OF SALES
                                             ----------------------------------------------
Net sales                                      4,658        100        7,802        100
Gross profit                                   1,553         33        3,118         40
Selling, general and administrative            1,615         35        2,418         31
Depreciation and amortization                     84          1          245          1
Product development                              792         17        1,009         13
Loss from continuing operations               (1,160)       (25)        (953)       (12)

NET SALES. Net sales decreased 40%, to $4,658,000 for the nine months ended March 31, 2002 from $7,802,000 for the nine months ended March 31, 2001. The sales mix, and the corresponding percentage of total sales of the Company's products, is set forth in the chart below (dollars in thousands):

                                                                          Percentage of
                                                                             total
                                              Nine months ended         Nine months ended
                                                  March 31,                 March 31,
                                              -----------------         ----------------
                                               2002         2001        2002       2001
                                              -----------------------------------------
Flex T1/E1                                    $4,658       $7,615        100%        98%
Microflex                                         --        187           --          2
                                              -----------------------------------------

Totals                                        $4,658       $7,802        100%       100%
                                              =========================================

For the nine months ended March 31, 2002, revenues from the Company's FlexT1/E1 product line decreased 39% from $7,615,000 for the nine months ended March 31, 2001 to $4,658,000 for the nine months ended March 31, 2002. The decrease is primarily due to a shift to more conservative capital spending in the wireless carrier market during recent months. Further, network infrastructure investments of AW's primary customers were delayed due to expectations of reduced subscriber growth as a result of current economic conditions in the marketplace. The Company expects capital spending by its customers to gradually increase and return to more normal and historical levels in future periods as the overall condition of the U.S. economy and the telecommunications marketplace improves.

GROSS PROFIT. Cost of sales consists of component costs, compensation costs and the overhead costs related to the production and shipping of the Company's products, along with the support and warranty expense associated with such products. Gross profit decreased 50% from $3,118,000 for the nine month period ended March 31, 2001 to $1,553,000 for the nine month period ended March 31, 2002. As a percentage of sales, gross profit decreased from 40% for the nine month period ended March 31, 2001 to 33% for the nine month period ended March 31, 2002. The decrease is due to a lower margin product mix, primarily OEM products, for sales recorded during the nine months ended March 31, 2002.

PRODUCT DEVELOPMENT. Product development expense consists of personnel costs, consulting, supplies and prototyping expenses. Product development expenses decreased 21%, to $792,000 for the nine months ended March 31, 2002 from $1,009,000 for the nine months ended March 31, 2001. The decrease in product development expense for the nine month period ended March 31, 2002 is primarily due to decreased engineering headcount during the August 2001 through March 2002 timeframe. Further, no development costs related to new projects were capitalized for the nine month period ended March 31, 2002 as compared to $113,000 for the nine month period ended March 31, 2001. As a percentage of sales, product development costs were 17% for the nine months ended March 31, 2002 and 13% for the nine months ended March 31, 2001.

SELLING, GENERAL AND ADMINISTRATIVE. Selling expense consists primarily of compensation costs for sales and marketing personnel, travel, consulting, trade show and advertising expenses. General and administrative expense consists primarily of occupancy costs and compensation expenses for administrative and finance personnel, as well as accounting, legal and consulting fees. Selling, general and administrative expense decreased 33%, to $1,615,000 for the nine months ended March 31, 2002 from $2,418,000 for the nine months ended March 31, 2001. The decrease is primarily attributable to reduced headcount during the nine months ended March 31, 2002 coupled with conscious cost-cutting efforts and initiatives instituted by Company management during July 2001. Total selling, general and administrative costs were 35% of sales for the nine months ended March 31, 2002 as compared to 31% of sales for the nine months ended March 31, 2001.

LOSS FROM CONTINUING OPERATIONS. For the nine month period ended March 31, 2002 the Company recorded a loss from continuing operations of $1,160,000 as compared to a loss from continuing operations of $953,000 reported for the nine month period ended March 31, 2001. The increase in the loss from continuing operations is primarily a result of the reduction in gross profit as a result of lower sales and changes in product mix realized for the nine months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the nine months ended March 31, 2002 and 2001, the Company's continuing operations incurred losses of $1,160,000 and $953,000, respectively. The Company continues to require additional capital to properly service its debt and fund future product development. Additional equity may be required during fiscal year 2002 and the Company is actively pursuing various financing alternatives. The Company attempted to raise capital throughout fiscal 2001 and was unable to secure adequate financing to assure the long term growth and profitability of the entire organization given the severity of the current downturn in the telecommunications industry. As such, the Board of Directors of the Company decided to approve a plan to divest of Asurent Technologies (formerly Telcor Communications). The Company is now focusing on the continued growth and profitability of its network access product division (Asurent Wireless or "AW") and will continue to explore financing alternatives for working capital and product development initiatives throughout fiscal 2002.

As of March 31, 2002, the Company was not in compliance with certain financial and net tangible worth covenants as imposed under its line of credit facility with its primary lender, Silicon Valley Bank (hereafter "SVB"). The facility is secured by all assets of the Company. The Company executed a forbearance agreement with SVB on May 13, 2002 whereby SVB agreed not to exercise any of its rights and remedies under the existing events of default until May 31, 2002. The forbearance agreement requires the Company to obtain additional external financing no later than May 31, 2002. In the event the Company is unable to secure additional financing by May 31, 2002 or extend the forbearance agreement with SVB, there can be no assurances that sufficient capital will be available to sustain operations.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. The Company is actively pursuing additional equity and debt financing through discussions with potential lenders and investors.

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

ESOP Transaction and Subsequent Stock Purchase Transaction with Wi-LAN, Inc.

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

Purchase of stock from Wi-LAN, Inc. - In a transaction executed on December 31, 2001, the DTS ESOP entered into a stock purchase agreement with Wi-LAN, Inc., then a major shareholder in DTS. The agreement stipulated that the DTS ESOP would purchase all of Wi-LAN's equity holdings in DTS once converted into common shares. All preferred securities, convertible debentures including accrued interest to date and warrants as held by Wi-LAN, Inc. would be converted into common stock of the Company. An initial deposit of $103,000 towards a programmed installment purchase of the shares was delivered by the ESOP to Wi-LAN on December 31, 2001. The agreement allowed the ESOP assignment rights in the purchase of the shares and a rescission date of no later than February 28, 2002.

Rescission of DTS ESOP - On February 28, 2002, the DTS ESOP stock purchase was rescinded by mutual agreement of the parties and all equity holdings were returned to Wi-LAN. The rescission was in accordance with the rescission rights under the stock purchase agreement. Immediately following the rescission, Wi-LAN and the Company executed a revised transaction whereby the Company agreed to purchase $721,102 of outstanding convertible debentures, as held by Wi-LAN, for $54,000 in cash and a $50,000 non-interest bearing promissory note. The note is payable to Wi-LAN in 5 monthly installments of $10,000, commencing April 30, 2002. As additional consideration for the payment, Wi-LAN agreed to return the balance of their equity holdings back to the Company, with the sole exception of 250,000 shares of DTS common stock. Equity holdings returned to the Company were 454,737 shares of Series B Convertible Preferred Stock, 2,330,217 shares of Series C Preferred Stock, 6,282,314 shares of common stock and 702,615 warrants to purchase common stock of the Company. The Company has currently retained the 6,282,314 common shares received as treasury stock for potential re-issuance in the future. All other returned holdings were cancelled and retired by the Company.

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

On February 24, 2000, DTS signed an additional amendment to the loan agreement with Silicon Valley Bank which modified previous terms. Under the modified terms, the revised loan agreement had a maturity date of April 10, 2001. Additionally, the revised and amended agreement increased the maximum borrowing to $2,500,000 with interest at prime plus 2.25% (7.00% at March 31, 2002). Covenants under the agreement were further revised to require certain minimum quarterly revenue and monthly income requirements.

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

On November 29, 2001, DTS signed an additional amendment to the loan agreement with Silicon Valley Bank which modified previous terms. Under the modified terms, covenants imposed by the agreement were revised. All consolidated net tangible equity covenants previously enforced were removed and replaced with a revised equity covenant that calls for a minimum level of tangible equity to be maintained by Asurent Wireless on a monthly basis. The Company was not in compliance with the revised covenants as of March 31, 2002.

Following the April 10, 2002 expiration, the line of credit agreement with Silicon Valley Bank was temporarily extended to May 31, 2002 and a forbearance agreement was executed. A long-term renewal of the line of credit agreement with Silicon Valley Bank has not yet been established due to the Company's lack of compliance with the covenants imposed by the agreement. The Company executed a forbearance agreement with SVB on May 13, 2002 whereby SVB agreed not to exercise any of its rights and remedies under the existing events of default until May 31, 2002. The forbearance agreement requires the Company to obtain additional external financing no later than May 31, 2002. In the event the Company is unable to secure additional financing by May 31, 2002 or extend the forbearance agreement with SVB, there can be no assurances that sufficient capital will be available to sustain operations.

CASH. For the nine months ended March 31, 2002, cash of $722,000 was provided by continuing operating activities as compared to cash used in continuing operations of $598,000 for the nine months ended March 31, 2001. The loss from continuing operations for the nine months ended March 31, 2002 of $1,160,000 includes non-cash charges relating to depreciation and amortization of $84,000 and interest expense of $228,000. During the nine months ended March 31, 2002 cash was provided by continuing operating activities primarily through a decrease in accounts receivable of $1,194,000.

The Company's cash requirements necessary for operations and debt service will need to be funded through debt facilities and equity financings not yet arranged. The Company is actively seeking external investment to ensure existing and future debt is adequately serviced thereby preventing any interruption in operations. However, there can be no assurance that sufficient financing will be available on terms acceptable to the Company. If such financing is not available, the Company will have to curtail or alter its current business plan and potentially cease all operations.

The Company purchased $101,000 and $258,000 of property, plant and equipment during the nine months ended March 31, 2002 and 2001, respectively. In addition, the Company capitalized certain software development costs paid to outside contractors. During the nine months ended March 31, 2002, the Company capitalized $0 of such costs as compared to capitalized costs of $113,000 for the nine months ended March 31, 2001.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on variable rate indebtedness. The Company's primary interest rate risk relates to its variable rate bank credit facilities. At March 31, 2002, the Company's total variable rate debt obligations was $1,283,000. A hypothetical 1% increase in the Company's variable interest rate for a duration of one year would result in additional interest expense of approximately $13,000.

                           Part II. OTHER INFORMATION


Part II. OTHER INFORMATION
--------------------------------------------------------------------------------


ITEMS 1, 2, 4 & 5 are not applicable.

ITEM 3(A) - DEFAULT UPON SENIOR INDEBTEDNESS

As of March 31, 2002, the Company was not in compliance with certain financial and net tangible worth covenants as imposed under its line of credit facility with its primary lender, Silicon Valley Bank (hereafter "SVB"). The facility is secured by all assets of the Company. The Company executed a forbearance agreement with SVB on May 13, 2002 whereby SVB agreed not to exercise any of its rights and remedies under the existing events of default until May 31, 2002. The forbearance agreement requires the Company to obtain additional external financing no later than May 31, 2002. In the event the Company is unable to secure additional financing by May 31, 2002 or extend the forbearance agreement with SVB, there can be no assurances that sufficient capital will be available to sustain operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         None.

(B)      REPORTS ON FORM 8-K

         The registrant did not file any reports on Form 8-K during the nine months ended March 31, 2002.

--------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Digital Transmission Systems, Inc.


Date: May 15, 2002        By:   /s/ Soren Pihlman
                             ---------------------------------------------------
                                      Soren Pihlman,
                                      Director
                                      President and COO - Asurent Wireless, Inc.


Date: May 15, 2002        By: /s/  Clive N. W. Marsh
                             ---------------------------------------------------
                                  Clive N. W. Marsh
                                    V.P. Corporate Finance